Form 10-Q
period 2014-12-31
ALADDIN INTERNATIONAL INC /MN/
filed 2015-02-23
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-55297

ALADDIN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	41-1683548
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5059 Blue Bird Drive, Sanford, NC  27332

(Address of principal executive offices, including zip code)

1-303-499-6000

(Registrant’s telephone number, including area code)

2575 Pearl Street, Suite 220, Boulder, CO  80302

(Former address of principal executive offices, including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☑     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,548,435 shares of common stock as of February 20, 2015.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	1

	Balance Sheets as of December 31, 2014 (Unaudited) and June 30, 2014	1

	Statements of Operations For the Three and Six Months Ended December 31, 2014 and 2013 (Unaudited)	2

	Statement of Changes in Stockholders' (Deficit) For the Period from July 1, 2012 through December 31, 2014 (Period from July 1, 2014 to December 31, 2014 is unaudited)	3

	Statements of Cash Flows For the Six Months Ended December 31, 2014 and 2013 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	13

ITEM 4.	CONTROLS AND PROCEDURES.	14

	PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	15

ITEM 1A.	RISK FACTORS.	15

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	15

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	15

ITEM 4.	MINE SAFETY DISCLOSURES.	15

ITEM 5.	OTHER INFORMATION.	15

ITEM 6.	EXHIBITS.	15

SIGNATURES		16

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(Unaudited)	(See Note 1)
ASSETS

Current Assets:
Cash and cash equivalents	$121	$574

Total Current Assets	121	574

Other Assets:
Prepaid expenses	—	175

Total Other Assets	—	175

TOTAL ASSETS	$121	$749

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$4,414	$—
Advance from affiliates	—	2,499
Stock option liability	—	10,000

Total Current Liabilities	4,414	12,499

TOTAL LIABILITIES	4,414	12,499

Commitments and contingencies (Notes 1, 2, 3, 4, 5)

Stockholders' (deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at December 31, 2014 and 909,687 issued and outstanding at June 30, 2014	4,548	910
Additional paid-in capital	265,948	239,387
Accumulated (deficit)	(274,789)	(252,047)

TOTAL STOCKHOLDERS' (DEFICIT)	(4,293)	(11,750)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$121	$749

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Operating Expenses:
Audit fees	2,100	—	8,700	—
Professional fees	9,711	—	10,971	—
Transfer agent fees	1,952	757	2,525	1,145
General & Administrative	507	36	546	72

Total Operating Expenses	14,270	793	22,742	1,217

Net Operating (Loss)	(14,270)	(793)	(22,742)	(1,217)

Other Expenses:
Interest Expense	—	—	—	42

Total Other Expenses	—	—	—	42

Net (Loss)	$(14,270)	$(793)	$(22,742)	$(1,259)

Per Share	—	—	(.01)	—

Weighted Average Shares Outstanding	4,548,435	909,687	4,152,919	909,687

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Period from July 1, 2012 through December 31, 2014

(Period from July 1, 2014 to December 31, 2014 is unaudited)

			Additional
	Common	Stock	Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at July 1, 2012	909,687	$910	$239,049	$(248,062)	$(8,103)

Imputed Interest	—	—	169	—	169

Net Loss-year ended June 30, 2013	—	—	—	(1,877)	(1,877)

Balance at June 30, 2013	909,687	910	239,218	(249,939)	(9,811)

Imputed Interest	—	—	169	—	169

Net loss-year ended June 30, 2014	—	—	—	(2,108)	(2,108)

Balance at June 30, 2014	909,687	910	239,387	(252,047)	(11,750)

Conversion of advance from affiliate to paid-in capital (Note 4)	—	—	10,199	—	10,199

Issuance of stock for cash (Note 3)	3,638,748	3,638	16,362	—	20,000

Net loss-six months ended December 31, 2014 (unaudited)	—	—	—	(22,742)	(22,742)

Balance at December 31, 2014 (unaudited)	4,548,435	$4,548	$265,948	$(274,789)	$(4,293)

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities:
Net (loss)	$(22,742)	$(1,259)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non-cash interest	—	42
Increase (decrease) in accounts payable & accrued expenses	4,414	300
Decrease in pre-paid expenses	175	—
(Decrease) in option liability	(10,000)	—
Net Cash (Used in) Operating Activities	(28,153)	(917)

Cash Flows from Investing Activities:	—	—
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities:
Issuance of common stock	20,000	—
Additional paid in capital	7,700	—
Net Cash Provided by Financing Activities	27,700	—

Increase (Decrease) in Cash	(453)	(917)

Cash, Beginning of Period	574	1,614

Cash, End of Period	$121	$697

Interest Paid	$—	$—
Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid-in capital	$2,499	$—

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

(Unaudited)

(1) Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of Aladdin International, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

(a) Organization and Description of Business

The Company was incorporated under the laws of the state of Minnesota on May 3, 1972. The Company was a franchisee of fast food restaurants in Milwaukee, Wisconsin until the franchised restaurants were sold in October 1998.  After the sale, the Company has been engaged in searching for a merger candidate that would expand the Company’s business plan.

The Company held a shareholder meeting on November 25, 2014 to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to increase the authorized capital stock of the Company to eight hundred million (800,000,000) shares.  The shares of common stock consist of 780,000,000 shares of common stock with full voting rights and a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share.  The merger of the Minnesota company into the Nevada company was effective on December 23, 2014 and the Articles of Merger were filed on December 30, 2014.

(b) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) Per Share Information

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and has negative working capital and stockholders’ (deficits), which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relative to the recoverability of assets and classification of liabilities that might be necessary should the company be able to continue as a going concern. The Company has financed is operations primarily through the sale of stock and advances from a related party. There is no assurance that these advances will continue in the future.

Management has opted to commence filing with the Securities and Exchange Commission (SEC) and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

(Unaudited)

(1) Summary of Accounting Policies, Continued

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2014 and 2013, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

(f) Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(g) Revenue Recognition

It  is  the  Company's   policy  that  revenue  is  recognized  in accordance  with SEC Staff  Accounting Bulletin (SAB) No.  104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive   evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

(h) Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(i) Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ASC Subtopic 825-10 ("ASC 825-10"), "Disclosures About Fair Value of Financial Instruments." ASC 825-10 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, accounts payable, and advance from affiliates approximate their estimated fair values due to their short-term maturities.

(j) Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) ASC 740, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

(l) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At June 30, 2014 and 2013, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

(Unaudited)

(1) Summary of Accounting Policies, Continued

(m) Unaudited Financial Statements

The balance sheet as of December 31, 2014, the statements of operations and cash flows for the three and six month periods ended December 31, 2014 and 2013, and the statement of stockholders’ (deficit) for the three and six month periods ended December 31, 2014, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of results expected for the full year ending June 30, 2015. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2014 and 2013 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2014 audited financial statements and the accompanying notes included in Form 10-12G filed with the Securities and Exchange Commission.

(n) Other

The Company has selected June 30 as its fiscal year end.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

(2) Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards.  The net operating loss carry forward if not used, will expire in various years through 2034, and is severely restricted as per the Internal Revenue code due to the change in ownership.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  Net operating loss carry forwards may be further limited by other provisions of the tax laws. Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before June 30, 2009.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2014	249,939	Various	46,239	(46,239)	(348)	—
June 30, 2013	252,047	Various	46,629	(46,629)	(390)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.0)%
State tax (benefit) net of Federal benefit	(3.5)%
Deferred income tax valuation allowance	18.5%
Actual tax rate	—

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

(Unaudited)

(3) Common Stock and Migratory Merger

Pursuant to the Articles of Incorporation of Aladdin International, Inc., the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 909,687 shares of common stock issued and outstanding at June 30, 2014 and 2013, and 4,548,435 shares of common stock issued and outstanding at December 31, 2014.

On February 14, 2008, the Company entered into a Stock Purchase Agreement, subject to certain contingencies, with Michael Friess and Sanford Schwartz.  On July 16, 2014, Mr. Friess and Mr. Schwartz purchased 3,638,748 shares of the Company’s common stock (representing 80% of the then-to-be outstanding shares of the Company’s common stock) for $20,000, resulting in a change in control of the Company.  In connection with the purchase of the common stock, the current members of the Company’s Board of Directors resigned and Mr. Friess and Mr. Schwartz were elected to the Company’s Board of Directors. Further, Mr. Friess was appointed CEO of the Company, and Mr. Schwartz was appointed CFO and Secretary.

On November 25, 2014, the Board of Directors and the Company shareholders unanimously approved an Agreement and Plan of Merger effectively changing the name of the Company to Aladdin International Inc., a Nevada corporation and simultaneously adopting the capital structure of Aladdin International Inc., which includes total authorized capital stock of 800,000,000, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. There were no preferred shares outstanding as of December 31, 2014.

In accordance with the Agreement and Plan of Merger, effective December 30, 2014, Aladdin International, Inc. (Minnesota) adopted the capital structure of Aladdin International, Inc. (Nevada), which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share and 20,000,000 shares are blank check preferred stock, with a par value of $.001 per share. In addition, the issued and outstanding shares of our common stock automatically converted into shares of Aladdin International, Inc. (Minnesota) at a ratio of one (1) share of our currently outstanding common stock for one (1) share of Aladdin International, Inc. (Nevada). The merger of the Minnesota company into the Nevada company was effective on December 23, 2014 and the Articles of Merger were filed on December 30, 2014.

All references in the accompanying financial statements to the number of shares authorized and outstanding have been retroactively adjusted to reflect the new capital structure and par values effective December 23, 2014.

(4) Related Party Transactions

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

At June 30, 2014 and 2013, the Company owed a related party for expenses paid on behalf of the Company totaling $2,499 and $2,499, respectively.  The advances were uncollateralized and due on demand. Imputed interest for the years ended June 30, 2014 and 2013 of $169 and $169, respectively, was recorded with an increase to additional paid-in-capital. On July 16, 2014, Mr. Friess and Mr. Schwartz released the Company of debt totaling $2,499, resulting in a reclassification of the related party debt to additional paid-in capital.

On July 16, 2014, Mr. Friess and Mr. Schwartz purchased 3,638,748 shares of the Company’s common stock (representing 80% of the then-to-be outstanding shares of the Company’s common stock) for $20,000, resulting in a change in control of the Company.  In connection with the purchase of the common stock, the current members of the Company’s Board of Directors resigned and Mr. Friess and Mr. Schwartz were elected to the Company’s Board of Directors. Further, Mr. Friess was appointed CEO of the Company, and Mr. Schwartz was appointed CFO and Secretary.

During the six months ended December 31, 2014, Mr. Friess and Mr. Schwartz advanced an additional $7,700 as additional paid-in capital to the Company.

(5) Subsequent Events

The Company has evaluated events subsequent to December 31, 2014 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report. No events were noted that require recognition or disclosure in the financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.

Business Overview

Aladdin International, Inc. (the "Registrant" or "Company") was incorporated under the laws of the state of Minnesota on May 3, 1972. The Company was a franchisee of fast food restaurants in Milwaukee, Wisconsin until the franchised restaurants were sold in October 1998. Since June 2010, the Company has had insignificant operations and assets consisting solely of cash. As such, the Company is presently defined as a "shell" company under Rule 12b-2 of the Securities Exchange Act of 1934, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

In an effort to improve the Company's ability to find a private operating company interested in engaging in a merger or acquisition transaction with the Company, the Company's Board of Directors determined that the Company should sell its remaining real estate assets, distribute the sale proceeds to the Company's shareholders and expand the Company's Board and management team to include persons who have been successful in completing mergers of private operating companies with public blank-check companies. On February 14, 2008, the Company entered into a Stock Purchase Agreement with Michael Friess and Sanford Schwartz, both of whom have been successful in completing merger transactions between public blank-check companies they controlled with private operating companies. The Stock Purchase Agreement provided that some time following the sale of the Company's real estate and the distribution of the sale proceeds to the Company's shareholders, each of Mr. Friess and Mr. Schwartz would purchase 1,819,374 shares of the Company's common stock (representing 40% of the then-to-be outstanding shares of the Company's common stock) for $10,000. On June 24, 2010, the Company sold the real estate.

The Board of Directors declared a dividend of $0.148 per share paid on May 6, 2011, to its shareholders of record on March 31, 2011. On July 16, 2014, in connection with the sale of the shares to Mr. Friess and Mr. Schwartz, Mr. Friess and Mr. Schwartz were appointed to the Company's Board of Directors, the then current Directors resigned from the Board, Mr. Friess was appointed CEO of the Company, and Mr. Schwartz was appointed CFO and Secretary.

The Company held a shareholder meeting on November 25, 2014 to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to increase the authorized capital stock of the Company to eight hundred million (800,000,000) shares. The shares of common stock consist of 780,000,000 shares of common stock with full voting rights and a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The merger of the Minnesota company into the Nevada company was effective on December 23, 2014 and the Articles of Merger were filed on December 30, 2014.

The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company has opted to register its common stock pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction is expected to result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any additional offerings of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

The Company maintains headquarters at the office of its President. The Company's website is www.aladdininternationalinc.com. The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report. The Company will file reports with the SEC.

The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at: http://www.sec.gov.

Employees

We currently have no employees. Michael Friess and Sanford Schwartz each devote approximately 5-10% of their time to the Company's business. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein. The company has had no revenues since inception.

Three Months Ended December 31, 2014

Our operating results for the three months ended December 31, 2014 and 2013 are summarized as follows:

	Three Months Ended
	December 31
	2014	2013

Revenue	$—	$—
Operating Expenses	14,270	793
Net Loss	$(14,270)	$(793)

Expenses

Our expenses for the three months ended December 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended
	December 31
	2014	2013
Professional Fees	$13,763	$757
General & Administrative	507	36
Total Expenses	$14,270	$793

Six Months Ended December 31, 2014

Our operating results for the six months ended December 31, 2014 and 2013 are summarized as follows:

	Six Months Ended
	December 31
	2014	2013

Revenue	$—	$—
Operating Expenses	22,742	1,217
Interest	—	42
Net Loss	$(22,742)	$(1,259)

Expenses

Our expenses for the six months ended December 31, 2014 and 2013 are outlined in the table below:

	Six Months Ended
	December 31
	2014	2013
Professional Fees	$22,196	$1,145
General & Administrative	546	72
Total Expenses	$22,742	$1,217

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel and stock transfer agent. The increase in our professional fees is associated with our developmental business activity.

Plan of Operation

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is intentionally general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company intends to advertise and promote the Company privately. The Company has not yet prepared any notices or advertisements.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's and 10-Q's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "Exchange Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

The officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained prior to the closing of the proposed transaction.

The officers of the Company have experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will require approximately $50,000 during the next 12 months to implement its business plan described herein. The Company has limited capital with which to pay these anticipated expenses. It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. The Company has not identified any alternative sources and there is substantial doubt about the Company's ability to continue as a going concern.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

With respect to any merger or acquisition, the negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements prior to the closing of the proposed transaction. Upon the effective date of this registration statement, the Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. The Company does not intend to provide the Company's security holders with any disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

There have been no changes to our risk factors from those disclosed in the Form 10 filed with the U.S. Securities and Exchange Commission.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended December 31, 2014.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aladdin International, Inc.

Date: February 20, 2015	By	/s/ Michael Friess
Michael Friess, President and Chief Executive Officer

Date: February 20, 2015	By	/s/ Sanford Schwartz
Sanford Schwartz, Chief Financial Officer