Form 10-Q
period 2015-03-31
ALADDIN INTERNATIONAL INC /MN/
filed 2015-05-08
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☑     No  ☐

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

Yes  ☑     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,548,435 shares of common stock as of May 7, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)	(See Note 1)
ASSETS

Current Assets:
Cash and cash equivalents	$977	$574

Total Current Assets	977	574

Other Assets:
Prepaid expenses	—	175

Total Other Assets	—	175

TOTAL ASSETS	$977	$749

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$2,290	$—
Advance from affiliates	—	2,499
Stock option liability	—	10,000

Total Current Liabilities	2,290	12,499

TOTAL LIABILITIES	2,290	12,499

Commitments and contingencies (Notes 1, 2, 3, 4, 5)

Stockholders' (deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at March 31, 2015 and 909,687 issued and outstanding at June 30, 2014	4,548	910
Additional paid-in capital	277,562	239,387
Accumulated (deficit)	(283,423)	(252,047)

TOTAL STOCKHOLDERS' (DEFICIT)	(1,313)	(11,750)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$977	$749

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Operating Expenses:
Audit fees	1,300	—	10,000	—
Other Professional fees	6,589	—	17,560	—
Transfer agent fees	592	450	3,116	1,595
General & Administrative	153	36	700	108

Total Operating Expenses	8,634	486	31,376	1,703

Net Operating (Loss)	(8,634)	(486)	(31,376)	(1,703)

Other Expenses:
Interest Expense	—	42	—	127

Total Other Expenses	—	42	—	127

Net (Loss)	$(8,634)	$(528)	$(31,376)	$(1,830)

Per Share	—	—	(.01)	—

Weighted Average Shares Outstanding	4,548,435	909,687	4,335,953	909,687

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net (loss)	$(31,376)	$(1,830)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non-cash interest	—	127
Increase (decrease) in accounts payable & accrued expenses	2,290	(50)
Decrease in pre-paid expenses	175	—
Decrease in other assets	—	949
(Decrease) in option liability	(10,000)	—
Net Cash (Used in) Operating Activities	(38,911)	(804)

Cash Flows from Investing Activities:	—	—
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities:
Issuance of common stock	20,000	—
Additional paid in capital	19,314	—
Net Cash Provided by Financing Activities	39,314	—

Increase (Decrease) in Cash	403	(804)

Cash, Beginning of Period	574	1,614

Cash, End of Period	$977	$810

Interest Paid	$—	$—
Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid-in capital	$2,499	$—

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

March 31, 2015

(Unaudited)

(1) Summary of Accounting Policies, Continued

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2015 and 2014, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

(l) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At March 31, 2015 and June 30, 2014, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

(1) Summary of Accounting Policies, Continued

(m) Unaudited Financial Statements

The balance sheet as of March 31, 2015, the statements of operations and cash flows for the three and nine month periods ended March 31, 2015 and 2014, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of results expected for the full year ending June 30, 2015. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2015 and 2014 and for all periods presented, have been made.

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

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

(3) Common Stock and Migratory Merger

Pursuant to the Articles of Incorporation of Aladdin International, Inc., the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 909,687 shares of common stock issued and outstanding at June 30, 2014 and 2013, and 4,548,435 shares of common stock issued and outstanding at March 31, 2015.

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

On November 25, 2014, the Board of Directors and the Company shareholders unanimously approved an Agreement and Plan of Merger effectively changing the name of the Company to Aladdin International Inc., a Nevada corporation and simultaneously adopting the capital structure of Aladdin International Inc., which includes total authorized capital stock of 800,000,000, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. There were no preferred shares outstanding as of March 31, 2015.

In accordance with the Agreement and Plan of Merger, effective December 30, 2014, Aladdin International, Inc. (Minnesota) adopted the capital structure of Aladdin International, Inc. (Nevada), which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share and 20,000,000 shares are blank check preferred stock, with a par value of $.001 per share. In addition, the issued and outstanding shares of our common stock automatically converted shares of Aladdin International, Inc. (Minnesota) at a ratio of one (1) share of our currently outstanding common stock for one (1) share of Aladdin International, Inc. (Nevada). The merger of the Minnesota company into the Nevada company was effective on December 23, 2014 and the Articles of Merger were filed on December 30, 2014.

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

At June 30, 2014, the Company owed a related party for expenses paid on behalf of the Company totaling $2,499.  The advances are uncollateralized and are due on demand. Imputed interest for the years ended June 30, 2014 and 2013 of $169 and $169, respectively, was recorded with an increase to additional paid-in-capital. On July 16, 2014, Mr. Friess and Mr. Schwartz released the Company of debt totaling $2,499, resulting in a reclassification of the related party debt to additional paid-in capital.

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

During the nine months ended March 31, 2015, Mr. Freiss and Mr. Schwartz advanced an additional $19,314 as additional paid in capital to the Company.

(5) Subsequent Events

The Company has evaluated events subsequent to March 31, 2015 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.

On April 21, 2015 the company’s application for a symbol and unpriced quotation on the OTCBB was approved and the company was issued the symbol “ALAD”.

No other subsequent events were noted that require recognition or disclosure in the financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein. The company has had no revenues since 1998.

Three Months Ended March 31, 2015

Our operating results for the three months ended March 31, 2015 and 14 are summarized as follows:

	Three Months Ended
	March 31,
	2015	2014

Revenue	$—	$—
Operating Expenses	8,634	528
Net (Loss)	$(8,634)	$(528)

Expenses

Our expenses for the three months ended March 31, 2015 and 2014 are outlined in the table below:

	Three Months Ended
	March 31,
	2015	2014
Professional Fees	$8,481	$450
General & Administrative	153	78
Total Expenses	$8,634	$528

Nine Months Ended March 31, 2015

Our operating results for the nine months ended March 31, 2015 and 2014 are summarized as follows:

	Nine Months Ended
	March 31,
	2015	2014

Revenue	$—	$—
Operating Expenses	31,376	1,703
Interest	—	127
Net (Loss)	$(31,376)	$(1,830)

Expenses

Our expenses for the nine months ended March 31, 2015 and 2014 are outlined in the table below:

	Nine Months Ended
	March 31,
	2015	2014
Professional Fees	$30,676	$1,595
General & Administrative	700	235
Total Expenses	$31,376	$1,830

During the nine months ended March 31, 2015, Mr. Friess and Mr. Schwartz advanced an additional $19,314 as additional paid in capital to the company.

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

With respect to any merger or acquisition, the negotiations with the management of a target company is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

There have been no changes to our risk factors from those disclosed in the Form 10 filed with the U.S. Securities and Exchange Commission.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2015.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

Subsequent Event

On April 21, 2015 the company’s application for a symbol and unpriced quotation on the OTCBB was approved and the company was issued the symbol “ALAD”.  No trading of shares has occurred as of the date of this report.

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

Aladdin International, Inc.

Date: May 7, 2015	By	/s/ Michael Friess
Michael Friess, President and Chief Executive Officer

Date: May 7, 2015	By	/s/ Sanford Schwartz
Sanford Schwartz, Chief Financial Officer