Form 10-K
period 2015-06-30
ALADDIN INTERNATIONAL INC /MN/
filed 2015-09-25
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-55297

ALADDIN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	41-1683548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 907, 9/F, ICBC Tower, 3 Garden Road, Central, Hong Kong
(Address of principal executive offices)

Registrant’s telephone number, including area code: 852 3975 0600

Securities registered under Section 12(b) of the Act:

None
Title of each class

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

As of September 23, 2015, the registrant had 4,548,435 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "Common Stock" refer to common stock, par value $.001 per share in our capital stock.

As used in this annual report, the terms “Company,” "we", "us", "our", “Aladdin” and "Aladdin International" mean Aladdin International, Inc., unless the context clearly requires otherwise.

ITEM 1.

BUSINESS

Overview

Aladdin International, Inc. (the "Company") was incorporated under the laws of the state of Minnesota on May 3, 1972. The Company was a franchisee of fast food restaurants in Milwaukee, Wisconsin until the franchised restaurants were sold in October 1998. Since June 2010, the Company has had insignificant operations and assets consisting solely of cash. As such, the Company is presently defined as a "shell" company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

On February 14, 2008, the Company entered into a Stock Purchase Agreement with Michael Friess and Sanford Schwartz, both of whom have been successful in completing merger transactions between public blank-check companies they controlled with private operating companies. The Stock Purchase Agreement provided that some time following the sale of the Company’s real estate and the distribution of the sale proceeds to the Company’s shareholders, each of Mr. Friess and Mr. Schwartz would purchase 1,819,374 shares of the Company’s common stock (representing 40% of the then-to-be outstanding shares of the Company’s common stock) for $10,000. On June 24, 2010, the Company sold the real estate. The Board of Directors declared a dividend of $0.148 per share paid on May 6, 2011, to its shareholders of record on March 31, 2011. On July 16, 2014, in connection with the sale of the shares to Mr. Friess and Mr. Schwartz, Mr. Friess and Mr. Schwartz were appointed to the Company’s Board of Directors, the then current Directors resigned from the Board, Mr. Friess was appointed CEO of the Company, and Mr. Schwartz was appointed CFO and Secretary.

On November 25, 2014, the Company held a shareholder meeting to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to increase the authorized common stock of the Company to seven hundred eighty million (780,000,000) shares of common stock and to authorize the creation of 20,000,000 shares of preferred stock.

On July 20, 2015, Mr. Michael Friess and Mr. Sanford Schwartz (each, a “Seller,” together, the “Sellers”) and Billion Rewards Development Limited, a British Virgin Islands corporation (the “Purchaser”), entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Sellers sold to the Purchaser, and the Purchaser purchased from the Sellers, an aggregate of 3,638,748 shares of Common Stock of the Company (the “Shares”), which represent 80% of the issued and outstanding shares of Common Stock for the purchase price of $300,000.

The closing of the transaction occurred on July 20, 2015 (the “Closing”). In connection with the Purchase Agreements, Mr. Sanford Schwartz resigned as the CFO and director of the Company, and Mr. Michael Friess resigned as a CEO and president of the Company. Mr. Ningdi Chen was appointed as the Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and director of the Company as of July 20, 2015. As a result of the transactions, control of the Company passed to the Purchaser (the “Change of Control Transaction”). Post-Closing, Michael Friess resigned as a director effective on the tenth day following the Company’s mailing of this Information Statement on Schedule 14f-1 to its shareholders (the “Effective Date”), which occurred on July 23, 2015. Immediately after the Closing, the Shares acquired by the Purchaser comprise 80% of the issued and outstanding Common Stock of the Company.

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

The Company has opted to register its common stock pursuant to section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction is expected to result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

The Company’s website is www.aladdininternationalinc.com. The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report. The Company will file reports with the SEC.

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

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. However, there is no guarantee that any of such merger or acquisition will be successful.

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

The Company has little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's and 10-Q's, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officer and director. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained prior to the closing of the proposed transaction.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company may also, at its discretion, obtain funds in one or more private placements to be used to finance and consummate a merger or acquisition of a business opportunity.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

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

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Research and development activities during the last two years

We have not expended funds for research and development costs during the last two years.

Costs and effects of compliance with environmental laws

We do not anticipate any costs or effects of compliance with environmental laws.

ITEM 1A.

RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISK FACTORS

A. Conflicts of Interest. Our officer and director has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company.

It is anticipated that our principal shareholders may actively negotiate or otherwise consent to the purchase of all or a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our principal shareholders may consider their own personal pecuniary benefit rather than the best interests of our other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction.

B. Need for Additional Financing. We have very limited funds, and such funds are unlikely to be adequate to take advantage of any available business opportunities. Even if our funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, we may not have enough capital to exploit the opportunity. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing.

If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If such funds are not available, our operations will be limited to those that can be financed with our modest capital.

C. Regulation of Penny Stocks. Our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders in this offering to sell their securities in any market that might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

D. No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations since 1998. The Company has no significant assets or significant financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

E. No Assurance of Success or Profitability. There is no assurance that we will acquire a business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our common stock will be increased thereby.

F. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity. Therefore we can disclose the risks and hazards of a business or opportunity that we may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to us and our shareholders if the business or opportunity proves to be unsuccessful.

G. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid affecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of our limited capital, it is more likely than not that any acquisition will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

H. Impracticability of Exhaustive Investigation. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit to such opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like, which, if we had more funds, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

I. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. This probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

J. Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

K. Other Regulation. An acquisition we make may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities.

L. Dependence Upon Management; Limited Participation of Management. We will be heavily dependent upon the skills, talents, and abilities of our officer and director to implement our business plan, and may, from time to time, find that the inability of such persons to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Furthermore, we will be entirely dependent upon the experience of our officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding our operations. Because investors will not be able to evaluate the merits of our possible business acquisitions, they should critically assess the information concerning our officers and directors.

M. Lack of Continuity in Management. The Company does not have an employment agreement with any of its officers or directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with the acquisition of a business opportunity, it is likely the current officers and directors of the Company will resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the shareholders of the Company.

N. Indemnification of Officers and Directors. Our Articles of Incorporation provides that we will indemnify our directors, officers, employees, and agents to the fullest extent permitted by Nevada law. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures which we may be unable to recoup.

O. Dependence Upon Outside Advisors. To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officers without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event management considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates of one or more officers or directors of the Company, if they are able to provide the required services.

P. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity we make may be leveraged, i.e., we may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase our exposure to losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

Q. Competition. The search for potentially profitable business opportunities is intensely competitive. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than we do. These competitive conditions will exist in any industry in which we may become interested.

R. No Foreseeable Dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

S. Loss of Control by Present Management and Shareholders. We may consider an acquisition in which we would issue as consideration for the business opportunity to be acquired, an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's shareholders and management would control the Company, and our management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership by our current shareholders.

T. No Public Market Exists. There is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities. Because of the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

U. Government Regulations. Although we are subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

V. Potential Acquisitions. If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payment positions, and in other respects.

ITEM 2.

PROPERTIES.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at Unit 907, 9/F, ICBC Tower, 3 Garden Road, Central, Hong Kong, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3.

LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information.

There is not a market for the Company's securities. There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company’s common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. As of June 30, 2015, 4,548,435 of the Company’s outstanding shares are eligible for transfer without registration under the Act.

(b) Holders.

As of June 30, 2015, there were approximately 142 holders of the Company's Common Stock.

(c) Dividends.

No dividends have been paid by the Company on any of its securities in the two most recent fiscal years and such dividends are not contemplated in the foreseeable future.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the fiscal years ended June 30, 2015 and June 30, 2014

The following table provides selected financial data about our company for the years ended June 30, 2015 and June 30, 2014. For detailed financial information, see the financial statements included in this annual report.

Balance Sheet Data:	6/30/2015	6/30/2014

Cash	$1,195	$574
Total assets	$1,370	$749
Total liabilities	$566	$12,499
Shareholders' equity (deficit)	$804	$(11,750)

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the years ended June 30, 2015 and 2014 are summarized as follows:

	Years Ended
	June 30
	2015	2014

Revenue	$0	$0
Operating Expenses	34,208	1,939
Net Loss	$(34,208)	$(2,108)

Revenues

We have not earned any revenues for the fiscal year ended June 30, 2015 and June 30, 2014. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the years ended June 30, 2015 and 2014 are outlined in the table below:

	Years Ended
	June 30
	2015	2014

Audit Fees	$12,800	—
Professional Fees	20,700	1,795
Other	708	144
Total Expenses	$34,208	$1,939

Professional Fees

The professional fees for the fiscal year ended June 30, 2015 and June 30, 2014 were $20,700, and $1,795, respectively. Professional fees include our accounting expenses incurred in connection with the preparation of our financial statements, professional fees that we pay to our legal counsel and other professional fees. The increase in our audit fees and professional fees is associated with our developmental business activity.

Net Losses

Operating expenses were composed of professional fees and general and administrative expenses during the year ended June 30, 2015. The net loss for the fiscal years ended June 30, 2015 and June 30, 2014 were $34,208, and $2,108, respectively. In addition to professional fees and general and administrative expenses we also incurred interest expense for the year ended June 30, 2014.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and has recurring losses, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relative to the recoverability of assets and classification of liabilities that might be necessary should the company be able to continue as a going concern. The Company has financed its operations primarily through the sale of stock and advances from a related party. There is no assurance there will be future sales of stock or that these advances will continue in the future.

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

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. However, there is no guarantee that any of such merger or acquisition will be successful.

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

It is anticipated that the Company will require approximately $50,000 during the next 12 months to implement its business plan described herein. The Company has limited capital with which to pay these anticipated expenses. It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. The Company has not identified any alternative sources and there is substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in implementing our business plan, and possible cost overruns due to increases in the cost of services.

To become profitable and competitive, we must implement our business plan and generate revenue.

Summary of significant accounting policies:

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

The Company held a shareholder meeting on November 25, 2014 to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to increase the authorized capital stock of the Company to eight hundred million (800,000,000) shares. The shares of common stock consist of 780,000,000 shares of common stock with full voting rights and a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The merger of the Minnesota company into the Nevada company was effective on December, 23, 2014 and the Articles of Merger were filed on December 30, 2014.

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

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and has recurring losses, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relative to the recoverability of assets and classification of liabilities that might be necessary should the company be able to continue as a going concern. The Company has financed its operations primarily through the sale of stock and advances from a related party. There is no assurance there will be future sales of stock or that these advances will continue in the future.

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

(g) Revenue Recognition

It is the Company's policy that revenue will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

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

(k) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2015 and June 30, 2014, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(l) Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

ALADDIN INTERNATIONAL, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Aladdin International, Inc.

We have audited the accompanying balance sheets of Aladdin International, Inc. as of June 30, 2015 and 2014, and the related statements of operations, stockholders’ (deficit), and cash flows for the two years ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aladdin International, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the two years ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has no business operations and has recurring losses, which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Schumacher & Associates, Inc.

Certified Public Accountants

7931 S Broadway, #314

Littleton, CO  80122

September 22, 2015

ALADDIN INTERNATIONAL, INC

BALANCE SHEETS

	June 30,	June 30,
	2015	2014
		(See Note 1)
ASSETS

Current Assets:
Cash and cash equivalents	$1,195	$574

Total Current Assets	1,195	574

Other Assets:
Prepaid expenses	175	175

Total Other Assets	175	175

TOTAL ASSETS	$1,370	$749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$566	$—
Advance from affiliates	—	2,499
Stock option liability	—	10,000

Total Current Liabilities	566	12,499

TOTAL LIABILITIES	566	12,499

Commitments and contingencies (Notes 1, 2, 3, 4, 5)

Stockholders' equity (deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at June 30, 2015 and 909,687 issued and outstanding at June 30, 2014	4,548	910
Additional paid-in capital	282,511	239,387
Accumulated (deficit)	(286,255)	(252,047)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	804	(11,750)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,370	$749

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC

 STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2015	2014

Revenues	$—	$—

Operating Expenses:
Audit fees	12,800	—
Professional fees	20,700	1,795
Other	708	144

Total Operating Expenses	34,208	1,939

Net Operating (Loss)	(34,208)	(1,939)

Other Expenses:
Interest Expense	—	169

Total Other Expenses	—	169

Net (Loss)	$(34,208)	$(2,108)

Per Share	(.01)	Nil

Weighted Average Shares Outstanding	4,388,928	909,687

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from July 1, 2013 through June 30, 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at June 30, 2013	909,687	$910	$239,218	$(249,939)	$(9,811)

Imputed Interest	—	—	169	—	169

Net loss-year ended June 30, 2014	—	—	—	(2,108)	(2,108)

Balance at June 30, 2014	909,687	910	239,387	(252,047)	(11,750)

Conversion of advance from affiliate to paid-in capital (Note 4)	—	—	26,762	—	26,762

Issuance of stock for cash (Note 3)	3,638,748	3,638	16,362	—	20,000

Net loss-year ended June 30, 2015	—	—	—	(34,208)	(34,208)

Balance at June 30, 2015	4,548,435	$4,548	$282,511	$(286,255)	$804

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC

STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net (loss)	$(34,208)	$(2,108)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non cash interest	—	169
Increase (decrease) in accounts payable & accrued expenses	566	(50)
Decrease in other assets	—	949
(Decrease) in option liability	(10,000)	—
Net Cash (Used in) Operating Activities	(43,642)	(1,040)

Cash Flows from Investing Activities:	—	—
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities:
Issuance of common stock	20,000	—
Additional paid-in capital (Note 4)	24,263	—
Net Cash Provided by Financing Activities	44,263	—

Increase (Decrease) in Cash	621	(1,040)

Cash, Beginning of Period	574	1,614

Cash, End of Period	$1,195	$574

Interest Paid	$—	$—
Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid-in capital	$2,499	$—

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

The Company held a shareholder meeting on November 25, 2014 to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to increase the authorized capital stock of the Company to eight hundred million (800,000,000) shares. The shares of common stock consist of 780,000,000 shares of common stock with full voting rights and a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The merger of the Minnesota company into the Nevada company was effective on December, 23, 2014 and the Articles of Merger were filed on December 30, 2014.

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

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and has recurring losses, which raise substantial doubt about its ability to continue as a going concern.

ALADDIN INTERNATIONAL, INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(1) Summary of Accounting Policies, Continued

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relative to the recoverability of assets and classification of liabilities that might be necessary should the company be able to continue as a going concern. The Company has financed its operations primarily through the sale of stock and advances from a related party. There is no assurance there will be future sales of stock or that these advances will continue in the future.

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

(g) Revenue Recognition

It is the Company's policy that revenue will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

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

ALADDIN INTERNATIONAL, INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(1) Summary of Accounting Policies, Continued

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

(k) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2015 and June 30, 2014, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(l) Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

(2) Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward if not used, will expire in various years through 2035, and is severely restricted as per the Internal Revenue code due to the change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws. Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before June 30, 2009.

The Company’s estimated deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2015	286,255	Various	52,957	(52,957)	(6,328)	—
June 30, 2014	252,047	Various	46,629	(46,629)	(390)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.0)%
State tax (benefit) net of Federal benefit	(3.5)%
Deferred income tax valuation allowance	18.5%
Actual tax rate	—

ALADDIN INTERNATIONAL, INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(3) Common Stock and Migratory Merger

Pursuant to the Articles of Incorporation of Aladdin International, Inc., the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 4,548,435 shares of common stock issued and outstanding at June 30, 2015 and 909,687 shares of common stock issued and outstanding at June 30, 2014.

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

On November 25, 2014, the Board of Directors and the Company shareholders approved an Agreement and Plan of Merger effectively changing the name of the Company to Aladdin International Inc., a Nevada corporation and simultaneously adopting the new capital structure which includes total authorized capital stock of 800,000,000, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. There were no preferred shares outstanding as of June 30, 2015.

In accordance with the Agreement and Plan of Merger, effective December 30, 2014, Aladdin International, Inc. adopted the new capital structure which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share and 20,000,000 shares are blank check preferred stock, with a par value of $.001 per share. In addition, the issued and outstanding shares of our common stock automatically converted shares of Aladdin International, Inc. (Minnesota) at a ratio of one (1) share of our currently outstanding common stock for one (1) share of Aladdin International, Inc. (Nevada).

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

At June 30, 2014, the Company owed a related party for expenses paid on behalf of the Company totaling $2,499. The advances were uncollateralized and due on demand. Imputed interest for the year ended June 30, 2014 of $169 was recorded with an increase to additional paid-in-capital. On July 16, 2014, Mr. Friess and Mr. Schwartz released the Company of debt totaling $2,499, resulting in a reclassification of the related party debt to additional paid-in capital.

On July 16, 2014, Mr. Friess and Mr. Schwartz purchased 3,638,748 shares of the Company’s common stock (representing 80% of the then-to-be outstanding shares of the Company’s common stock) for $20,000, resulting in a change in control of the Company. In connection with the purchase of the common stock, the current members of the Company’s Board of Directors resigned and Mr. Friess and Mr. Schwartz were elected to the Company’s Board of Directors. Further, Mr. Friess was appointed CEO of the Company, and Mr. Schwartz was appointed CFO and Secretary. For subsequent resignations and appointments please refer to Footnote 5.

ALADDIN INTERNATIONAL, INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(4) Related Party Transactions, Continued

On July 20, 2015, Mr. Michael Friess and Mr. Sanford Schwartz (Sellers) and Billion Rewards Development Limited, a British Virgin Islands corporation (Purchaser), entered into a Securities Purchase Agreement, pursuant to which the Sellers sold to the Purchaser, and the Purchaser purchased from the Sellers, an aggregate of 3,638,748 shares of Common Stock of the Company, which represent 80% of the issued and outstanding shares of Common Stock for the purchase price of $300,000.

During the year ended June 30, 2015, Mr. Friess and Mr. Schwartz advanced $24,263 as additional paid in capital to the Company.

(5) Subsequent Events

The Company has evaluated events subsequent to June 30, 2015 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.

Change in Control of the Company

On July 20, 2015, Michael Friess and Sanford Schwartz (collectively, the “Shareholders”), majority shareholders of the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Billion Rewards Development Limited (the “Purchaser”), a British Virgin Islands corporation whose beneficial owner is Mr. Shi Jianxiang, pursuant to which the Shareholders sold to the Purchaser an aggregate of 3,638,748 shares of common stock, par value $.001 per share of the Company (the “Majority Interests”) for $300,000 (the “Transaction”), resulting in the Purchaser owning approximately 80% of the total outstanding shares of the Company, and a change in control of the Company.

In connection with the Purchase Agreement, on July 20, 2015, Michael Friess, the Company’s Chief Executive Officer, President of the Company resigned from all of his executive positions with the Company, Mr. Friess resigned as a director of the company on the tenth day after the mailing of the information statement on schedule 14f-1 to the shareholders of the Company. Sanford Schwartz, the Company’s Chief Financial Officer, Secretary, Treasurer, and member of the Board resigned from all of his positions with the Company on July 20, 2015.

Also effective on July 20, 2015, Ningdi Chen was appointed as the Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director of the Board.

No other subsequent events were noted that require recognition or disclosure in the financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the year ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of June 30, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting. (1) The Company has inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of June 30, 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION.

NONE.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Ningdi Chen	37	Chairman and CEO, President, Secretary, CFO, Treasurer and Director

The person named above is the only promoter of Aladdin International, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. The person named above has served in his positions since July 20, 2015.

Term of Office

A Director is appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until resignation or removal in accordance with the provisions of the Company by-laws or Nevada corporate law. An Officer is appointed by our Board of Directors and holds office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

Significant Employees

We currently have one employee, our executive officer, Ningdi Chen. He devotes approximately 5% of his time to our business and currently is responsible for our general strategy, fund raising and customer relations. Once revenues will support the expense we will hire additional staff.

No officer or director of the Company has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. No officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) nor are they the subject of any currently pending criminal proceeding.

Executive Biography

Mr. Ningdi Chen has over 14 years of experience in global financial industry. He is the chairman and responsible officer of Asiabiz Capital (HK) Limited, a licensed corporation under the Securities and Futures Commission in Type 1 (Dealing in Securities), Type 4 (Advising on Securities) and Type 6 (Advising on Corporate Finance) regulated activities in Hong Kong. Mr. Chen was an executive director and founding member of Great China Strategic Capital and Primus Pacific Partners, both of which are private equity firms. Mr. Chen previously worked for HSBC Global Investment Banking in Hong Kong, Equity-Linked Capital Markets of HSBC Group in London, HSBC Debt Markets Client Group in Hong Kong and Shenyin & Wanguo Securities in Shanghai. Mr. Chen holds Bachelor Degrees (Hons) in both Economics and Statistics from the University of Chicago.

Committees of the Board of Directors

We do not have a standing nominating, compensation or audit committee. Rather, our full Board of Directors performs the functions of these committees. We do not believe it is necessary for our Board of Directors to appoint such committees because the volume of matters that come before our Board of Directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K.

The Board does not have a nominating committee because the Board does not believe that a defined policy with regard to the consideration of candidates recommended by shareholders is necessary at this time because it believes that, given the limited scope of the Company’s operations, a specific nominating policy would be premature and of little assistance until the Company’s business operations are at a more advanced level. There are no specific, minimum qualifications that the Board believes must be met by a candidate recommended by the Board. Currently, the entire Board decides on nominees, on the recommendation of any member of the Board, followed by the Board's review of the candidates’ resumes and interviews of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

The Board does not have a compensation committee and is not required to have such a committee because the Company is not a “listed company” under SEC rules. The Company is currently a shell company with nominal assets, no employees and no active business operations. Its business plans are to seek a private operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, the Company has no formal compensation program for its executive officers, directors or employees.

Director Independence

The Board has determined that the current director of the Company is an “independent” director. The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The Board does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company’s operations, a specific nominating policy would be premature and of little assistance until the Company’s business operations are at a more advanced level. There are no specific, minimum qualifications that the Board believes must be met by a candidate recommended by the Board. Currently, the entire Board decides on nominees, on the recommendation of any member of the Board followed by the Board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its articles of incorporation or by-laws. The only restrictions are those applicable generally under Nevada corporate law and the federal proxy rules, to the extent such rules are or become applicable. The Board will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the Board, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Meetings of the Board of Directors

During the fiscal year ended June 30, 2015, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Legal Proceedings

To the Company’s knowledge, there are no material proceedings to which any current officer or director of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth compensation information for services rendered by certain of our executive officers prior to the Change of Control Transaction in all capacities during the last completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred as of June 30, 2015.

Summary Compensation Table

	Year	Salary($)	Stock Awards	All other Compensation	Total Compensation
Michael Friess(1) President, Chief Executive Officer, Director	2015	—	—	—	—

Sanford Schwartz(2) Chief Financial Officer, Treasurer, Secretary, Director	2015	—	—	—	—

(1)	Mr. Friess served as the Company’s President, Chief Executive Officer from July 2014 to July 2015.
(2)	Mr. Schwartz served as the Company’s Chief Financial Officer, Secretary, Treasurer and Director from July 2014 to July 2015.

Director Compensation

For the year ended June 30, 2015, our directors did not receive any compensation for their service as directors. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information regarding the beneficial ownership of our Common Stock for (i) persons who beneficially owned more than 5% of our Common Stock; (ii) our directors; (iii) our named executive officers; and (iv) all of our executive officers and directors as a group as of the date of this report.

	Office	Shares Beneficially Owned(1)	Percent of Class(2)

Officers and Directors

Ningdi Chen Unit 907, 9/F, ICBC Tower, 3 Garden Road Central, Hong Kong	Chief Executive Officer, President, Director	0	0%

All officers and directors as a group (1 persons named above)		0	0%

5% Securities Holders

Billion Rewards Development Limited Beneficial Owner: Shi Jianxiang 3rd Floor, J&C Building, P.O. Box 933 Road Town, Tortola, British Virgin Islands VG1110		3,638,748	80%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2)	Based on 4,548,435 shares of the Company’s Common Stock issued and outstanding

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the Board of Directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

On February 14, 2008, the Company entered into a Stock Purchase Agreement with Michael Friess and Sanford Schwartz. The Stock Purchase Agreement provided that each of Mr. Friess and Mr. Schwartz would purchase 1,819,374 shares of the Company’s Common Stock (representing 40% of the then-to-be outstanding shares of the Company’s common stock) for $10,000.

As of June 30, 2014, the Company owed monies to Mr. Friess and Mr. Schwartz for expenses paid on behalf of the Company totaling $2,499. The advances were uncollateralized and were due on demand. Imputed interest of $169 for the year ended June 30, 2014 was recorded with an increase to additional paid-in-capital. On July 16, 2014, Mr. Friess and Mr. Schwartz released the Company of debt totaling $2,499, resulting in a reclassification of the related party debt to additional paid-in capital.

During the year ended June 30, 2015, Mr. Friess and Mr. Schwartz advanced an additional $24,263 as additional paid in capital to the Company.

On July 20, 2015, Michael Friess and Sanford Schwartz (Shareholders) entered into a Securities Purchase Agreements with Billion Rewards Development Limited, a British Virgin Islands corporation (Purchaser), beneficially owned by Mr. Shi Jianxiang, pursuant to which the Shareholders sold to the Purchaser an aggregate of 3,638,748 shares of common stock, par value $.001 per share of the Company for $300,000, resulting in the Purchaser owning approximately 80% of the total outstanding shares of the Company, and a change in control of the Company.

Except for the above transactions or as otherwise set forth in this report or in any reports filed by the Company with the SEC, the Company was not a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed. The Company is currently not a subsidiary of any company.

The Company’s Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the fiscal years ended June 30, 2015 and 2014 for professional services rendered by our principal accountant, Schumacher & Associates, Inc., for the audit of our annual financial statements and quarterly reviews were $11,300 and $0, respectively.

Audit Related Fees

The Company incurred no fees for the fiscal years ended June 30, 2015 and 2014 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2015 and 2014 for professional services rendered by our principal accountant for tax preparation were $1,500 and $0, respectively.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal years ended June 30, 2015 and 2014.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALADDIN INTERNATIONAL, INC.

By	/s/ Ningdi Chen
Ningdi Chen
President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	September 23, 2015