Form 10-Q
period 2015-09-30
ALADDIN INTERNATIONAL INC /MN/
filed 2015-11-16
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(Address of principal executive offices, including zip code)

+852 3975 0600

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No  ☐

As of November 16, 2015, the registrant had 4,548,435 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2015	2015
	(Unaudited)	(See Note 1)
ASSETS

Current Assets:
Cash and cash equivalents	$—	$1,195
Prepaid expenses	88	175

Total Current Assets	88	1,370

TOTAL ASSETS	$88	$1,370

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$18,480	$566
Advance from affiliates	1,547	—

Total Current Liabilities	20,027	566

TOTAL LIABILITIES	20,027	566

Commitments and contingencies (Notes 1, 2, 3, 4, 5)

Stockholders' equity (deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at September 30, 2015 and June 30, 2015	4,548	4,548
Additional paid-in capital	282,911	282,511
Accumulated (deficit)	(307,398)	(286,255)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,939)	804

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$88	$1,370

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months
	Ended
	September 30,
	2015	2014

Revenues	$—	$—

Operating Expenses:
Audit fees	7,500	6,600
Professional fees	11,900	1,846
Other	1,732	40

Total Operating Expenses	21,132	8,486

Net Operating (Loss)	(21,132)	(8,486)

Other Expenses:
Interest Expense	11	—

Total Other Expenses	11	—

Net (Loss)	$(21,143)	$(8,486)

Per Share	Nil	Nil

Weighted Average Shares Outstanding	4,548,435	3,948,641

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months
	Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net (loss)	$(21,143)	$(8,486)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase (decrease) in accounts payable & accrued expenses	17,914	6,700
Increase (decrease) in pre-paid expenses	87	88
Increase (decrease) in advance from affiliates	1,547	—
Increase (decrease) in option liability	—	(10,000)
Net Cash (Used in) Operating Activities	(1,595)	(11,698)

Cash Flows from Investing Activities:	—	—
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities:
Issuance of common stock	—	20,000
Additional paid-in capital	400	—
Net Cash Provided by Financing Activities	400	20,000

Increase (Decrease) in Cash	(1,195)	8,302

Cash, Beginning of Period	1,195	574

Cash, End of Period	$—	$8,876

Interest Paid	$—	$—
Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid-in capital	$—	$2,499

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

The Company held a shareholder meeting on November 25, 2014 to reincorporate the Company in the State of Nevada through merging into Aladdin International, Inc. incorporated in Nevada and amend the Articles of Incorporation to increase the authorized capital stock of the Company to eight hundred million (800,000,000) shares. The shares of common stock consist of 780,000,000 shares of common stock with full voting rights and a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The merger of the Minnesota company into the Nevada company was effective on December, 23, 2014 and the Articles of Merger were filed on December 30, 2014.

Change in Control of the Company

On July 20, 2015, Michael Friess and Sanford Schwartz (collectively, the “Shareholders”), majority shareholders of the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Billion Reward Development Limited (the “Purchaser”), a British Virgin Islands corporation, pursuant to which the Shareholders sold to the Purchaser an aggregate of 3,638,748 shares of common stock, par value $.001 per share of the Company (the “Majority Interests”) for $300,000 (the “Change in Control Transaction”), resulting in the Purchaser owning approximately 80% of the total outstanding shares of the Company, and a change in control of the Company.

In connection with the Purchase Agreement, on July 20, 2015, Michael Friess, the Company’s Chief Executive Officer, President of the Company resigned from all of his officer positions with the Company except that his resignation as a member of the Board was not effective until the tenth day following the Company’s mailing of the Information Statement on Schedule 14f-1 to its shareholders as of the record date of July 20, 2015. Sanford Schwartz, the Company’s Chief Financial Officer, Secretary, Treasurer, and member of the Board resigned from all of his positions with the Company.

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

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

(1) Summary of Accounting Policies, Continued

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and recurring losses and has negative working capital and shareholders’ deficits, which raise substantial doubt about its ability to continue as a going concern.

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

Management has opted to commence filing with the Securities and Exchange Commission (the “SEC”) and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2015, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

(k) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2015, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(l) Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

(m) Unaudited Financial Statements

The balance sheet as of September 30, 2015 and the statements of operations and cash flows for the three month periods ended September 30, 2015 and 2014 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of results expected for the full year ending June 30, 2016. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2015 and 2014 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2015 audited financial statements and the accompanying notes included in Form 10-12G filed with the Securities and Exchange Commission.

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

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

(2) Income Taxes, Continued

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

(3) Common Stock

Pursuant to the Articles of Incorporation of the Company, the Company is authorized to issue 780,000,000 shares of common stock with $.001 par value. There were 4,548,435 shares of common stock issued and outstanding on September 30, 2015 and June 30, 2015.

There were no preferred shares outstanding as of September 30, 2015.

(4) Related Party Transactions

Before July 20, 2015, the Company used the offices of its former President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

At September 30, 2015, the Company owed its current CEO for expenses paid on behalf of the Company totaling $1,547. The advances were non-interest bearing, uncollateralized and due on demand.

(5) Subsequent Events

The Company has evaluated events subsequent to September 30, 2015 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.

On October 1, 2015, Kai Ming Zhao accepted an offer letter (“Offer Letter”) from the Company to serve as the Chief Executive Officer of the Company. Under the Offer Letter, Mr. Zhao’s total salary is $150,000 per year, with cash bonus based on performance. On October 20, 2015, the Board of Directors of the Company accepted the resignation of Mr. Ningdi Chen as the Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer of the Company. Also on October 20, 2015, the Board of Directors appointed Mr. Kai Ming Zhao as the Chief Executive Officer, President, Secretary, and Treasurer of the Company. Mr. Kai Ming Zhao is also the principal accounting officer of the Company.

On October 23, 2015, the Company and Billion Reward Development Limited (“Billion Reward”), our majority shareholder which owns 80% of total issued and outstanding shares of the Company, entered into a Loan Agreement (“Loan Agreement”), whereby Billion Rewards agrees to provide a loan in the amount of $200,000 (the “Loan”) to the Company with the maturity date of April 30, 2016 and bearing no interest. Under the Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2016, the Loan will be automatically converted into shares of common stock, par value $.001 per share of the Company at the conversion price equal to the purchase price in the Offering. Pursuant to the Loan Agreement, Billion Reward will be entitled to convert any portion or all of the Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. On November 5, 2015 the Company received the Loan in the amount of $200,000.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The "Company", "we," "us," and "our," refer to Aladdin International, Inc.

Overview

The Company was incorporated under the laws of the state of Minnesota on May 3, 1972. The Company was a franchisee of fast food restaurants in Milwaukee, Wisconsin until the franchised restaurants were sold in October 1998. The Company held a shareholder meeting on November 25, 2014 to reincorporate the Company in the State of Nevada through merging into Aladdin International, Inc. incorporated in Nevada and amend the Articles of Incorporation to increase the authorized capital stock of the Company to eight hundred million (800,000,000) shares. The shares of stock consist of 780,000,000 shares of common stock with full voting rights and a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The merger of the Minnesota company into the Nevada company was effective on December 23, 2014 and the Articles of Merger were filed on December 30, 2014.

On July 20, 2015, Michael Friess and Sanford Schwartz (collectively, the “Shareholders”), majority shareholders of the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Billion Reward Development Limited (the “Purchaser”), a British Virgin Islands corporation, pursuant to which the Shareholders sold to the Purchaser an aggregate of 3,638,748 shares of common stock, par value $.001 per share of the Company (the “Majority Interests”) for $300,000 (the “Change in Control Transaction”).

In connection with the Purchase Agreement, on July 20, 2015, Michael Friess, the Company’s Chief Executive Officer, President and member of the Board of Directors (the “Board”) of the Company resigned from all of his officer positions with the Company except that his resignation as a member of the Board was not effective until the tenth day following the Company’s mailing of the Information Statement on Schedule 14f-1 to its shareholders as of the record date of July 20, 2015. Sanford Schwartz, the Company’s Chief Financial Officer, Secretary, Treasurer, and member of the Board resigned from all of his positions with the Company. Also effective on July 20, 2015, Ningdi Chen was appointed as the Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director of the Board.

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

As of September 30, 2015, our accumulated deficit was ($307,398). Our stockholders’ deficiency was ($19,939).Our net loss for the three months ended September 30, 2015 was ($21,143). Our losses have principally been attributed to no revenues while incurring operating expenses.

The following table provides selected financial data about our company for the periods ended September 30, 2015 and the year ended June 30, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	9/30/2015	6/30/2015
Cash	$—	$1,195
Total assets	$88	$1,370
Total liabilities	$20,027	$566
Shareholders' equity (deficit)	$(19,939)	$804

Recent Development

On October 1, 2015, Kai Ming Zhao accepted an offer prescribed in the offer letter (“Offer Letter”) from the Company to serve as the Chief Executive Officer of the Company. Under the Offer Letter, Mr. Zhao’s total salary is $150,000 per year, with cash bonus based on performance. On October 20, 2015, the Board of Directors of the Company accepted the resignation of Mr. Ningdi Chen as the Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer of the Company. Also on October 20, 2015, the Board of Directors appointed Mr. Kai Ming Zhao as the Chief Executive Officer, President, Secretary, and Treasurer of the Company. Mr. Kai Ming Zhao is also the principal accounting officer of the Company.

On October 23, 2015, the Company and Billion Reward Development Limited (“Billion Reward”), our majority shareholder which owns 80% of total issued and outstanding shares of the Company, entered into a Loan Agreement (“Loan Agreement”), whereby Billion Reward agrees to provide a loan in the amount of $200,000 (the “Loan”) to the Company with the maturity date of April 30, 2016 and bearing no interest. Under the Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2016, the Loan will be automatically converted into shares of common stock, par value $.001 per share (“Common Stock”) of the Company at the conversion price equal to the purchase price in the Offering. Pursuant to the Loan Agreement, Billion Reward will be entitled to convert any portion or all of the Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. On November 5, 2015, the Company received the Loan in the amount of $200,000.

Results of Operations

For the three months ended September 30, 2015 compared with the three months ended September 30, 2014

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the periods ended September 30, 2015 and 2014 are summarized as follows:

	Periods Ended
	September 30
	2015	2014

Revenue	$—	$—
Operating Expenses	21,132	8,486
Net Loss	$(21,143)	$(8,486)

Revenues

We did not earn any revenues for the three months ended September 30, 2015. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Operating Expenses

Our expenses for the periods ended September 30, 2015 and 2014 are outlined in the table below:

	Periods Ended
	September 30
	2015	2014

Audit Fees	$7,500	6.600
Professional Fees	11,900	1,846
Other	1,732	40
Total Expenses	$21,132	$8,486

Net Profit (Loss)

Operating expenses were composed of audit and professional fees and general and administrative expenses. The net loss for the periods ended September 30, 2015 and 2014 were $21,143, and $8,486, respectively.

Liquidity and Capital Resources

It is anticipated that the Company will require approximately $200,000 during the next 12 months to implement its business plan. As of September 30, 2015, the Company has no capital with which to pay these anticipated expenses. It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. As of September 30, 2015, the Company has identified a potential investor, Billion Reward Development Limited (“Billion Reward”), our majority shareholder which owns 80% of total issued and outstanding shares of the Company, to provide the Company with a loan as working capital of the Company. On October 23, 2015, the Company and Billion Reward entered into a Loan Agreement (“Loan Agreement”). Please refer to Subsequent Event under Note 5 to the financials statement for more details.

As of September 30, 2015, there is substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

(a) Organization and Description of Business

The Company was incorporated under the laws of the state of Minnesota on May 3, 1972. The Company was a franchisee of fast food restaurants in Milwaukee, Wisconsin until the franchised restaurants were sold in October 1998. After the sale, the Company has been engaged in searching for a merger candidate that would expand the Company’s business plan.

The Company held a shareholder meeting on November 25, 2014 to reincorporate the Company in the State of Nevada through merging into Aladdin International, Inc. incorporated in Nevada and amend the Articles of Incorporation to increase the authorized capital stock of the Company to eight hundred million (800,000,000) shares. The shares of common stock consist of 780,000,000 shares of common stock with full voting rights and a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The merger of the Minnesota company into the Nevada company was effective on December, 23, 2014 and the Articles of Merger were filed on December 30, 2014.

Change in Control of the Company

On July 20, 2015, Michael Friess and Sanford Schwartz (collectively, the “Shareholders”), majority shareholders of the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Billion Rewards Development Limited (the “Purchaser”), a British Virgin Islands corporation, pursuant to which the Shareholders sold to the Purchaser an aggregate of 3,638,748 shares of common stock, par value $.001 per share of the Company (the “Majority Interests”) for $300,000 (the “Change in Control Transaction”), resulting in the Purchaser owning approximately 80% of the total outstanding shares of the Company, and a change in control of the Company.

In connection with the Purchase Agreement, on July 20, 2015, Michael Friess, the Company’s Chief Executive Officer, President and member of the Board of Directors (the “Board”) of the Company resigned from all of his officer positions with the Company except that his resignation as a member of the Board was not effective until the tenth day following the Company’s mailing of the Information Statement on Schedule 14f-1 to its shareholders as of the record date of July 20, 2015. Sanford Schwartz, the Company’s Chief Financial Officer, Secretary, Treasurer, and member of the Board resigned from all of his positions with the Company.

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

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and recurring losses and has negative working capital and shareholders’ deficits, which raise substantial doubt about its ability to continue as a going concern.

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

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2015, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

(k) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. As of September 30, 2015, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(l) Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

(m) Unaudited Financial Statements

The balance sheet as of September 30, 2015, the statements of operations and cash flows for the three month periods ended September 30, 2015 and 2014 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of results expected for the full year ending June 30, 2016. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2015 and 2014 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2015 audited financial statements and the accompanying notes included in Form 10-12G filed with the Securities and Exchange Commission on October 27, 2014 and Amendment No.1 to the Form 10-12G filed with the Securities and Exchange Commission on December 1, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and has recurring losses and has negative working capital and shareholders’ deficits, which raise substantial doubt about its ability to continue as a going concern.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2015, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of September 30, 2015, the disclosure controls and procedure of the Company were effective.

As of September 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2015.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2016. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2016.

Changes in internal controls over financial reporting

On October 20, 2015, the Board of Directors of the Company accepted the resignation of Mr. Ningdi Chen as the Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer of the Company. Also on October 20, 2015, the Board of Directors appointed Mr. Kai Ming Zhao as the Chief Executive Officer, President, Secretary, and Treasurer of the Company. Mr. Kai Ming Zhao is also the principal accounting officer of the Company.

Except the above, there was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

On October 1, 2015, Kai Ming Zhao accepted the offer letter (“Offer Letter”) from the Company to serve as the Chief Executive Officer of the Company. Under the Offer Letter, Mr. Zhao’s total salary is $150,000 per year, with cash bonus based on performance. On October 20, 2015, the Board of Directors of the Company accepted the resignation of Mr. Ningdi Chen as the Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer of the Company. Also on October 20, 2015, the Board of Directors appointed Mr. Kai Ming Zhao as the Chief Executive Officer, President, Secretary, and Treasurer of the Company. Mr. Kai Ming Zhao is also the principal accounting officer of the Company.

On October 23, 2015, the Company and Billion Reward Development Limited (“Billion Reward”), our majority shareholder which owns 80% of total issued and outstanding shares of the Company, entered into a Loan Agreement (“Loan Agreement”), whereby Billion Rewards agrees to provide a loan in the amount of $200,000 (the “Loan”) to the Company with the maturity date of April 30, 2016 and bearing no interest. Under the Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2016, the Loan will be automatically converted into shares of common stock, par value $.001 per share (“Common Stock”) of the Company at the conversion price equal to the purchase price in the Offering. Pursuant to the Loan Agreement, Billion Reward will be entitled to convert any portion or all of the Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. On November 5, 2015, the Company received the Loan in the amount of $200,000.

ITEM 6.

EXHIBITS.

Exhibit Number	Description of Exhibit
10.1	Loan Agreement entered by and between Billion Reward Development Limited and the Company dated October 23, 2015
10.2	Offer Letter by the Company to Kai Ming Zhao dated October 1, 2015
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer
32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aladdin International, Inc.

Date: November 16, 2015	By	/s/ Kai Ming Zhao
Name: Kai Ming Zhao
Title: Chief Executive Officer, President, Treasurer, Secretary