Form 10-Q
period 2015-12-31
ALADDIN INTERNATIONAL INC /MN/
filed 2016-02-16
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 12, 2016, the registrant had 4,548,435 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$121,740	$1,195
Prepaid expenses	73,053	175

Total Current Assets	194,793	1,370

Security deposits	63,588	—

TOTAL ASSETS	$258,381	$1,370

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$35,528	$566
Accrued liabilities	129,053	—
Advance from affiliates	321	—
Related party convertible note (net)	194,813	—

Total Current Liabilities	359,715	566

TOTAL LIABILITIES	359,715	566

Commitments and contingencies (Note 4)

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding at December 31, 2015 and June 30, 2015	$—	$—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at December 31, 2015 and June 30, 2015	4,548	4,548
Additional paid-in capital	293,127	282,511
Accumulated deficit	(399,009)	(286,255)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(101,334)	804

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$258,381	$1,370

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
		(Note 1)		(Note 1)

Revenues	$—	$—	$—	$—

Operating Expenses:
Audit fees	1,850	2,100	9,350	8,700
Professional fees	36,830	11,663	48,730	13,496
Payroll expenses	43,881	—	43,881	—
Other	4,854	507	6,586	546

Total Operating Expenses	87,415	14,270	108,547	22,742

Net Operating Loss	(87,415)	(14,270)	(108,547)	(22,742)

Other Expenses:
Interest Expense (Income), net	4,196	—	4,207	—

Total Other Expenses	4,196	—	4,207	—

Net Loss	$(91,611)	$(14,270)	$(112,754)	$(22,742)

Net Comprehensive Loss	$(91,611)	$(14,270)	$(112,754)	$(22,742)

Per Share	(0.02)	—	(0.02)	(0.01)

Weighted Average Shares Outstanding	4,548,435	4,548,435	4,548,435	4,152,919

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(112,754)	$(22,742)
Non-cash adjustments to net income:
Interest expense to accrete debt discount on beneficial conversion feature of related party convertible note	2,872	—
Imputed interest on related party convertible note	1,334	—
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable & accrued expenses	164,015	4,414
Decrease (increase) in pre-paid expenses & deposits	(136,466)	175
Increase in advance from affiliates	321	—
Decrease in option liability	—	(10,000)
Net Cash Used in Operating Activities	(80,678)	(28,153)

Cash Flows from Investing Activities:	—	—
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities:
Issuance of common stock	—	20,000
Proceeds from convertible note	200,000	—
Additional paid-in capital	1,223	7,700
Net Cash Provided by Financing Activities	201,223	27,700

Increase (Decrease) in Cash	120,545	(453)

Cash and Cash Equivalents, Beginning of Period	1,195	574

Cash and Cash Equivalents, End of Period	$121,740	$121

Interest Paid	$11	$—

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Debt discount on beneficial conversion feature of related party convertible note	$8,059	$—
Conversion of advance from affiliates to additional paid in capital	$—	$2,499

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

(1)

Basis of Presentation and Summary of Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of Aladdin International, Inc. (the “Company” or “Aladdin”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2015 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and recurring losses and has negative working capital and shareholders’ deficits, and due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing. The Company has financed its operations primarily through the sale of stock and advances from a related party.  There is no assurance that these advances will continue in the future.  The condensed interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, filed on September 25, 2015 (“Annual Report”).  Interim results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.

Change in Control of the Company

On July 20, 2015, Michael Friess and Sanford Schwartz (collectively, the “Shareholders”), majority shareholders of the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Billion Reward Development Limited (“Billion Reward”), a British Virgin Islands corporation, pursuant to which the Shareholders sold to Billion Reward  an aggregate of 3,638,748 shares of common stock, par value $.001 per share of the Company (the “Majority Interests”) for $300,000, resulting in Billion Reward owning approximately 80% of the total outstanding shares of the Company, and a change in control of the Company.

In connection with the Purchase Agreement, on July 20, 2015, Michael Friess, the Company’s Chief Executive Officer and President of the Company resigned from all of his officer positions with the Company except that his resignation as a member of the Board was not effective until the tenth day following the Company’s mailing of the Information Statement on Schedule 14f-1 to its shareholders as of the record date of July 20, 2015. In addition, Sanford Schwartz, the Company’s Chief Financial Officer, Secretary, Treasurer, and member of the Board resigned from all of his positions with the Company.

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

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

(1)

Basis of Presentation and Summary of Accounting Policies, Continued

Also on October 20, 2015, the Board of Directors appointed Mr. Kai Ming Zhao as the Chief Executive Officer, President, Secretary, and Treasurer of the Company. Mr. Kai Ming Zhao is also the principal accounting officer of the Company.

Significant Accounting Policies

Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to our significant accounting policies during the six months ended December 31, 2015, other than the addition of the policy below regarding related party convertible debt.  Below are also disclosures of certain interim balances and transactions as of and for the three and six months ended December 31, 2015 and comparative amounts from the prior fiscal periods.

(a)

Related Party Convertible Note

The Company occasionally obtains financing from related parties in the form of notes payable convertible into shares of the Company’s common stock. The Company accounts for convertible notes and debt issuance costs associated with convertible notes following the guidance set forth in ASC 470-20, Debt with Conversion and Other Options; ASC 480, Distinguishing Liabilities from Equity; ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity; EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock; and ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.

The terms of such convertible notes payable are analyzed by management to determine their accounting treatment, including determining whether conversion features are required to be bifurcated and treated as a discount, allocation of fair value of the issuance to the debt instrument and any beneficial conversion features, and the applicable classification of the convertible notes payable as debt, equity or mezzanine temporary equity.

The intrinsic value of the embedded conversion feature of related party convertible notes payable are included in the discount to notes payable, which is accreted to interest expense over the expected term of the note using the effective interest method. The Company’s management also estimates the total fair value of any beneficial conversion feature in allocating debt proceeds. The proceeds allocated to the beneficial conversion feature are determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of the Company’s common stock as of the date of issuance.

(b)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At December 31, 2015 and June 30, 2015, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(c)

Reclassifications

Certain amounts previously reported have been reclassified to conform to current presentation.

(2)

Capital Stock

Pursuant to the Articles of Incorporation of the Company, the Company is authorized to issue 780,000,000 shares of common stock with $.001 par value and 20,000,000 shares of preferred stock with $.001 par value. There were 4,548,435 shares of common stock issued and outstanding on December 31, 2015 and June 30, 2015.

There were no preferred shares outstanding as of December 31, 2015.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

(3)

Related Party Transactions

Before July 20, 2015, the Company used the offices of its former President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

On October 23, 2015, the Company and Billion Reward entered into a Loan Agreement (“Loan Agreement”), whereby Billion Reward agreed to provide a loan in the amount of $200,000 (the “Loan”) to the Company with the maturity date of April 30, 2016 and bearing no interest. Under the Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2016, the Loan will be automatically converted into shares of common stock, par value $.001 per share of the Company at the conversion price equal to the purchase price in the Offering. In addition, pursuant to the Loan Agreement, Billion Reward will be entitled to convert any portion or all of the Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. The Company has estimated the intrinsic value of this embedded conversion feature and recorded it as a discount to related party convertible debt of $8,059. The Company expensed $2,872 of the discount to interest expense during the period ending December 31, 2015 and has a net unamortized discount of $5,187 as of December 31, 2015.

On November 5, 2015 the Company received the Loan in the amount of $200,000.

(4)

Commitments and Contingencies

Operating Lease

The Company entered into a non-cancelable operating sub-lease for office space on December 22, 2015 for a term that expires August 18, 2017. The sub-lease commenced on February 7, 2016. Future minimum annual lease payments under non-cancelable operating leases in effect as of December 31, 2015, are as follows:

Years Ending
December 31,	Amounts
2016	$116,523
2017	127,116
2018	84,744

$328,383

(5)

Subsequent Events

The Company has evaluated events subsequent to December 31, 2015 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.

On January 12, 2016, Billion Reward agreed to loan the Company an additional $100,000; documentation of the second loan is in process.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the notes to those financial statements appearing elsewhere in this Report.

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

On July 20, 2015, Michael Friess and Sanford Schwartz (collectively, the "Shareholders"), majority shareholders of the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Billion Reward Development Limited (the "Purchaser"), a British Virgin Islands corporation, pursuant to which the Shareholders sold to the Purchaser an aggregate of 3,638,748 shares of common stock, par value $.001 per share of the Company (the "Majority Interests") for $300,000 (the "Change in Control Transaction").

In connection with the Purchase Agreement, on July 20, 2015, Michael Friess, the Company's Chief Executive Officer, President and member of the Board of Directors (the "Board") of the Company resigned from all of his officer positions with the Company except that his resignation as a member of the Board was not effective until the tenth day following the Company's mailing of the Information Statement on Schedule 14f-1 to its shareholders as of the record date of July 20, 2015. Sanford Schwartz, the Company's Chief Financial Officer, Secretary, Treasurer, and member of the Board resigned from all of his positions with the Company. Also effective on July 20, 2015, Ningdi Chen was appointed as the Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director of the Board.

Since June 2010, the Company has had insignificant operations and assets consisting primarily of cash. As such, the Company is presently defined as a "shell" company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. However, there is no guarantee that any of such merger or acquisition will be successful.

The Company is planning to acquire a private company for a business combination and has had informal discussions with potential acquisition targets, including a company in the business of creating and monetizing products based on licensed film and television intellectual property. No definitive documentation has been entered into in connection with any acquisition and there can be no assurance that the Company will successfully make any acquisition. If an acquisition occurs, the Company would likely issue a substantial number of additional shares of its common stock at a price which could be substantially below the current trading price of the Company’s common stock. There may be no independent valuation done of any proposed target and there can be no assurance that the value of any proposed target would approximate the value of securities of the Company to be issued in connection with such acquisition.

On October 1, 2015, Kai Ming Zhao accepted an offer prescribed in the offer letter ("Offer Letter") from the Company to serve as the Chief Executive Officer of the Company. Under the Offer Letter, Mr. Zhao's total salary is $150,000 per year, with cash bonus based on performance. On October 20, 2015, the Board of Directors of the Company accepted the resignation of Mr. Ningdi Chen as the Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer of the Company. Also on October 20, 2015, the Board of Directors appointed Mr. Kai Ming Zhao as the Chief Executive Officer, President, Secretary, and Treasurer of the Company. Mr. Kai Ming Zhao is also the principal accounting officer of the Company.

On October 23, 2015, the Company and Billion Reward Development Limited ("Billion Reward"), our majority shareholder which owns 80% of total issued and outstanding shares of the common stock of the Company, entered into a Loan Agreement ("Loan Agreement"), whereby Billion Reward agrees to provide a loan in the amount of $200,000 (the "Loan") to the Company with the maturity date of April 30, 2016 and bearing no interest. Under the Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the "Offering") on or before February 28, 2016, the Loan will be automatically converted into shares of common stock, par value $.001 per share ("Common Stock") of the Company at the conversion price equal to the purchase price in the Offering. Pursuant to the Loan Agreement, Billion Reward will be entitled to convert any portion or all of the Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. On November 5, 2015, the Company received the Loan in the amount of $200,000.

As of December 31, 2015, our accumulated deficit was ($399,009). Our stockholders' deficit as of December 31, 2015 was ($101,334). Our net loss for the three months and six months ended December 31, 2015 were ($91,611) and ($112,754), respectively. Our losses have principally been attributed to a lack of revenues while incurring operating expenses.

The following table provides selected condensed interim financial data about our company for the periods ended December 31, 2015 and the year ended June 30, 2015. For detailed financial information, see the condensed interim financial statements included elsewhere herein.

	December 31,	June 30,
Balance Sheet Data	2015	2015
Cash	$121,740	$1,195
Total assets	258,381	1,370
Total liabilities	359,715	566
Shareholders' equity (deficit)	(101,334)	804

Results of Operations

For the three and six months ended December 31, 2015 compared to the three and six months ended December 31, 2014

The following summary of our results of operations should be read in conjunction with our unaudited condensed interim financial statements included herein. Our unaudited operating results for the periods ended December 31, 2015 and 2014 are summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—
Operating Expenses	87,415	14,270	108,547	22,742
Net Loss	(91,611)	(14,270)	(112,754)	(22,742)

Revenues

We did not earn any revenues for the three and six month periods ended December 31, 2015. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Operating Expenses

Our operating expenses for the three and six month periods ended December 31, 2015 and 2014 (unaudited) are outlined in the table below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Operating Expenses:
Audit fees	$1,850	$2,100	$9,350	$8,700
Professional fees	36,830	11,663	48,730	13,496
Payroll expenses	43,881	0	43,881	0
Other	4,854	507	6,586	546
Total Expenses	$87,415	$14,270	$108,547	$22,742

Operating expenses are comprised of audit, professional fees, payroll and other general and administrative expenses. Operating expenses increased by $73,145, or 512.6%, from $14,270 during the three months ended December 31, 2014 to $87,415 during the three months ended December 31, 2015.  Also, operating expenses increased by $85,805, or 377.3%, from $22,742 during the six months ended December 31, 2014 to $108,547 during the six months ended December 31, 2015.  These increases are primarily due to payroll expenses associated with a new executive officer and assistant hired in fiscal 2016 and legal services associated with potential debt and equity financings and potential business combination.

Net Loss

The net losses for the three month periods ended December 31, 2015 and 2014 were ($91,611), and ($14,270), respectively, and for the six month periods ended December 31, 2015 and 2014 were ($112,754) and ($22,742), respectively. The increased net losses are primarily due to increased operating expenses as discussed above.

Cash Flow

Our cash flows for the six month periods ended December 31, 2015 and 2014 (unaudited) are outlined in the table below:

	Six Months Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(112,754)	$(22,742)
Non-cash adjustments to net income:
Interest expense to accrete debt discount	2,872	—
Imputed interest expense on related party convertible note	1,334	—
Increase in accounts payable & accrued expenses	164,015	4,414
Decrease (increase) in pre-paid expenses & deposits	(136,466)	175
Increase in advance from affiliates	321	—
Decrease in option liability	—	(10,000)
Net Cash Used in Operating Activities	(80,678)	(28,153)
Net Cash Provided by Investing Activities	—	—
Cash Flows from Financing Activities:
Issuance of common stock	—	20,000
Proceeds from convertible note	200,000	—
Additional paid-in capital	1,223	7,700
Net Cash Provided by Financing Activities	201,223	27,700
Increase (Decrease) in Cash	$120,545	$(453)

Total cash flows increased by $120,998, or 26,710.4% from ($453) for the six months ended December 31, 2014 to $120,545 for the six months ended December 31, 2015. The increase was due to an increase in cash flows from financing activities offsetting a decrease in cash flows from operating activities.

Cash flows from operating activities were mainly comprised of the operating loss and increase in pre-paid expenses and security deposits offset by the increase in accounts payable and accrued liabilities. These cash flows decreased by $52,525, or 186.6% from ($28,153) for the six months ended December 31, 2014 to ($80,678) for the six months ended December 31, 2015. The decrease was due to increases in the operating loss of $90,012, or 395.8%, as discussed above, and prepaid expenses and deposits of $136,641, or 78,080.7%, being partially offset by increased accrued liabilities of $160,935, or 3,646%, from $4,414 to $164,015 for the six months ended December 31, 2014 and 2015, respectively. The changes in prepaid expenses, deposits and accrued liabilities mainly resulted from the operating lease of office space (refer to Note 4).

Financing cash flows increased by $173,523, or 626.4%, from $27,700 for the six months ended December 31, 2014 to $201,223 for the six months ended December 31, 2015. These changes were primarily the result of the $200,000 related party convertible note (refer to Note 3).

Liquidity and Capital Resources

As of December 31, 2015, the Company has limited capital with which to pay these anticipated expenses. It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company.

In connection with the aforementioned proposed acquisition, it is expected that the Company would issue an additional up to $2.0 million worth of its common stock at a price substantially below the current trading price of the Company’s common stock. Such purchasers would include Billion Rewards and as a result the holdings of Billion Reward in the Company would substantially increase.

If the proposed acquisition is not consummated, it is anticipated that the Company will require approximately $200,000 during the next 12 months to implement its business plan. As of December 31, 2015, there is substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”), on the basis that the Company will continue as a going concern. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of our business is dependent upon obtaining further financing. Our condensed interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The preparation of these condensed interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015, filed on September 25, 2015 (“Annual Report”), we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

(a)

Related Party Convertible Note

Occasionally, we obtain financing from related parties in the form of notes payable convertible into shares of our common stock. We analyze the terms of such convertible notes payable to determine their accounting treatment, including determining whether conversion features are required to be bifurcated and treated as a discount, allocation of fair value of the issuance to the debt instrument and any beneficial conversion features, and the applicable classification of the convertible notes payable and warrants as debt, equity or mezzanine temporary equity.

We include the intrinsic value of the embedded conversion feature of convertible notes payable in the discount to notes payable, which is accreted to interest expense over the expected term of the note using the effective interest method.  We also estimate the total fair value of any beneficial conversion feature in allocating debt proceeds. The proceeds allocated to the beneficial conversion feature are determined by taking the estimated fair value of shares issuable under the convertible notes less the fair value of the number of shares that would be issued if the conversion rate equaled the fair value of our common stock as of the date of issuance.

Convertible notes to related parties are separately identified in our financial statements. We also disclose significant terms of all transactions with related parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and has recurring losses and has negative working capital and shareholders' deficits, which raise substantial doubt about its ability to continue as a going concern.

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

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

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

As of December 31, 2015, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of December 31, 2015, the disclosure controls and procedure of the Company were effective.

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer
32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aladdin International, Inc.

Date: February 12, 2016	By	/s/ Kai Ming Zhao
Name: Kai Ming Zhao
Title: Chief Executive Officer, President, Treasurer, Secretary