Form 10-Q
period 2016-03-31
ALADDIN INTERNATIONAL INC /MN/
filed 2016-05-10
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-55297

ALADDIN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	41-0990229
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 10, 2016, the registrant had 4,548,435 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$3,484	$1,195
Prepaid expenses	35,311	175

Total Current Assets	38,795	1,370

Security deposits	63,558	—

TOTAL ASSETS	$102,353	$1,370

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$27,791	$566
Related party note payable	100,000	—
Related party convertible note payable, net	198,696	—

Total Current Liabilities	326,487	566

TOTAL LIABILITIES	326,487	566

Commitments and contingencies (Note 1, 3 and 4)

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding at March 31, 2016 and June 30, 2015	$—	$—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at March 31, 2016 and June 30, 2015	4,548	4,548
Additional paid-in capital	310,195	282,511
Accumulated deficit	(538,877)	(286,255)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(224,134)	804

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$102,353	$1,370

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
		(Note 1)		(Note 1)

Revenues	$—	$—	$—	$—

Operating Expenses:
Audit fees	3,315	1,300	12,665	10,000
Professional fees	54,590	6,589	103,320	17,560
Payroll expenses	47,041	—	90,921	—
Rent expense	17,654	—	17,654	—
Other	10,673	745	17,260	3,816

Total Operating Expenses	133,273	8,634	241,820	31,376

Net Operating Loss	(133,273)	(8,634)	(241,820)	(31,376)

Other Expenses:
Interest Expense (Income), net	6,595	—	10,802	—

Total Other Expenses	6,595	—	10,802	—

Net Loss	$(139,868)	$(8,634)	$(252,622)	$(31,376)

Net Comprehensive Loss	$(139,868)	$(8,634)	$(252,622)	$(31,376)

Per Share	(0.03)	—	(0.06)	(0.01)

Weighted Average Shares Outstanding	4,548,435	4,548,435	4,548,435	4,335,953

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(252,622)	$(31,376)
Non-cash adjustments to net loss:
Interest expense to accrete debt discount on beneficial conversion feature of related party convertible note	6,755	—
Imputed interest expense on related party convertible note	3,093	—
Imputed interest expense on related party note	959	—
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable & accrued expenses	27,225	2,290
Decrease (increase) in pre-paid expenses & deposits	(98,694)	175
Net Cash Used in Operating Activities	(313,284)	(28,911)

Cash Flows from Investing Activities:	—	—
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities:
Issuance of common stock	—	10,000
Proceeds from convertible note	200,000	—
Proceeds from loan	100,000	—
Additional paid-in capital	15,573	19,314
Net Cash Provided by Financing Activities	315,573	29,314

Increase (Decrease) in Cash	2,289	403

Cash and Cash Equivalents, Beginning of Period	1,195	574

Cash and Cash Equivalents, End of Period	$3,484	$977

Interest Paid	$11	$—

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Debt discount on beneficial conversion feature of related party convertible note	$8,059	$—
Conversion of advance from affiliates to additional paid in capital	$—	$2,499

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

(1)

Basis of Presentation and Summary of Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of Aladdin International, Inc. (the “Company” or “Aladdin”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2015 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

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

The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, filed on September 25, 2015 (“Annual Report”).  Interim results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.

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

March 31, 2016

(Unaudited)

(1)

Basis of Presentation and Summary of Accounting Policies, Continued

Also on October 20, 2015, the Board of Directors appointed Mr. Kai Ming Zhao as the Chief Executive Officer, President, Secretary, and Treasurer of the Company. Mr. Kai Ming Zhao is also the principal accounting officer of the Company.

Significant Accounting Policies

Refer to the Company’s Annual Report for a summary of significant accounting policies. There have been no material changes to our significant accounting policies during the nine months ended March 31, 2016, other than the addition of the policies below regarding related party debt and operating leases.

(a)

Related Party Debt

Convertible Note

The Company occasionally obtains financing from related parties in the form of notes payable which are convertible into shares of the Company’s common stock. The Company accounts for convertible notes and debt issuance costs associated with convertible notes following the guidance set forth in ASC 470-20, Debt with Conversion and Other Options; ASC 480, Distinguishing Liabilities from Equity; ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity; EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock; and ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.

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

Non-convertible Note

The Company occasionally obtains financing from related parties in the form of notes payable. The Company accounts for such notes following the guidance set forth in ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.

(b)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At March 31, 2016 and June 30, 2015, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(c)

Reclassifications

Certain amounts previously reported have been reclassified to conform to current presentation.

(d)

Operating Leases

The Company accounts for operating leases in accordance with SFAS No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 88−1, “Issues Relating to Accounting for Leases.” Accordingly, rent expense under operating leases for the Company’s administrative office is recognized on a straight-line basis over the original term of each lease, inclusive of predetermined rent escalations or modifications.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

(2)

Capital Stock

Pursuant to the Articles of Incorporation of the Company, the Company is authorized to issue 780,000,000 shares of common stock with $.001 par value and 20,000,000 shares of preferred stock with $.001 par value. There were 4,548,435 shares of common stock issued and outstanding on March 31, 2016 and June 30, 2015.

There were no preferred shares outstanding as of March 31, 2016.

The Company occasionally incurs expenses that are paid by related parties. When the related parties do not expect repayment these amounts are recorded as increases in additional paid-in capital. During the nine months ended March 31, 2016 related parties paid expenses totaling $15,573. Also included in additional paid in capital is $8,059 in debt discount and $4,062 of imputed interest incurred during the nine months ended March 31, 2016.

(3)

Related Party Transactions

Before July 20, 2015, the Company used the offices of its former President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

On October 23, 2015, the Company and Billion Reward entered into a Loan Agreement (“October Loan Agreement”), whereby Billion Reward agreed to provide a loan in the amount of $200,000 (the “October Loan”) to the Company with an original maturity date of April 30, 2016 extended to January 31, 2017 and bearing no interest. Under the October Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2016, the October Loan will be automatically converted into shares of common stock, par value $.001 per share of the Company at the conversion price equal to the purchase price in the Offering.

In addition, pursuant to the October Loan Agreement, Billion Reward will be entitled to convert any portion or all of the October Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. The Company has estimated the intrinsic value of this embedded conversion feature and recorded it as a discount to related party convertible debt of $8,059. The Company expensed $6,755 of the discount to interest expense during the nine months ending March 31, 2016 and has a net unamortized discount of $1,304 as of March 31, 2016.

On November 5, 2015 the Company received the October Loan in the amount of $200,000; the October Loan remains outstanding as of March 31, 2016.

On January 7, 2016 the Company and Billion Reward entered into a loan agreement (“January Loan Agreement”), whereby Billion Reward agreed to provide a loan in the amount of $100,000 (the “January Loan”) to the Company with the maturity date of January 31, 2017 and bearing no interest.

On January 12, 2016 the Company received the January Loan in the amount of $100,000.

(4)

Commitments and Contingencies

Operating Lease

The Company entered into a non-cancelable operating sub-lease for office space on December 22, 2015 for a term that expires August 18, 2017 and paid $116,523 to the landlord of which $63,558 is a security deposit and $52,965 for five months prepaid rent of which $17,654 has been expensed as of March 31, 2016. The sub-lease commenced on February 7, 2016. Future minimum annual lease payments under non-cancelable operating leases in effect as of March 31, 2016, are as follows:

Years Ending
June 30,	Amounts
2016	$31,779
2017	127,116
2018	17,168
$176,063

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

(5)

Subsequent Events

The Company has evaluated events subsequent to March 31, 2016 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.

On April 22, 2016, the Board of Directors of the Company decided to no longer pursue the previously disclosed contemplated business combination.

On April 30, 2016, the October 23, 2015 loan from Billion Reward matured without Billion Reward exercising the option to convert the note to shares of stock under the provisions of the Loan Agreement.

On May 5, 2016, the Company and Billion Reward amended the October Loan Agreement (“October Loan Agreement”), whereby Billion Reward agreed to make the October Loan a non-convertible loan and extend the maturity date to January 31, 2017.

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

The Company is planning to acquire a private company for a business combination and has had informal discussions with potential acquisition targets.  Previously disclosed informal discussions regarding a potential acquisition of a company in the business of creating and monetizing products based on licensed film and television intellectual property have ceased. No definitive documentation has been entered into in connection with any acquisition and there can be no assurance that the Company will successfully make any acquisition. If an acquisition occurs, the Company would likely issue a substantial number of additional shares of its common stock at a price which could be substantially below the current trading price of the Company’s common stock. There may be no independent valuation done of any proposed target and there can be no assurance that the value of any proposed target would approximate the value of securities of the Company to be issued in connection with such acquisition.

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

On October 23, 2015, the Company and Billion Reward Development Limited ("Billion Reward"), our majority shareholder which owns 80% of total issued and outstanding shares of the common stock of the Company, entered into a Loan Agreement ("October Loan Agreement"), whereby Billion Reward agrees to provide a loan in the amount of $200,000 (the "October Loan") to the Company with an original maturity date of April 30, 2016 extended to January 31, 2017 and bearing no interest. Under the October Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the "Offering") on or before February 28, 2016, the Loan will be automatically converted into shares of common stock, par value $.001 per share ("Common Stock") of the Company at the conversion price equal to the purchase price in the Offering. Pursuant to the October Loan Agreement, Billion Reward will be entitled to convert any portion or all of the October Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. On November 5, 2015, the Company received the October Loan in the amount of $200,000; the October Loan remains outstanding as of March 31, 2016.

On January 7, 2016 the Company and Billion Reward entered into a loan agreement (“January Loan Agreement”), whereby Billion Reward agreed to provide a loan in the amount of $100,000 (the “January Loan”) to the Company with the maturity date of January 31, 2017 and bearing no interest. On January 12, 2016 the Company received the January Loan in the amount of $100,000.

As of March 31, 2016, our accumulated deficit was ($538,878). Our stockholders' deficit as of March 31, 2016 was ($224,134). Our net loss for the three months and nine months ended March 31, 2016 were ($139,868) and ($252,622), respectively. Our losses have principally been attributed to a lack of revenues while incurring operating expenses.

The following table provides selected condensed interim financial data about our company for the periods ended March 31, 2016 and the year ended June 30, 2015. For detailed financial information, see the condensed interim financial statements included elsewhere herein.

	March 31,	June 30,
Balance Sheet Data	2016	2015
Cash	$3,484	$1,195
Total assets	102,353	1,370
Total liabilities	326,487	566
Shareholders' equity (deficit)	(224,134)	804

Results of Operations

For the three and nine months ended March 31, 2016 compared to the three and nine months ended March 31, 2015

The following summary of our results of operations should be read in conjunction with our unaudited condensed interim financial statements included herein. Our unaudited operating results for the periods ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Operating Expenses	133,273	8,634	241,820	31,376
Net Loss	(139,868)	(8,634)	(252,622)	(31,376)

Revenues

We did not earn any revenues for the three and nine month periods ended March 31, 2016. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Operating Expenses

Our operating expenses for the three and nine month periods ended March 31, 2016 and 2015 (unaudited) are outlined in the table below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Operating Expenses:
Audit fees	$3,315	$1,300	$12,665	$10,000
Professional fees	54,590	6,589	103,320	17,560
Payroll expenses	47,041	—	90,921	—
Rent expense	17,654	—	17,654	—
Other	10,673	745	17,260	3,816
Total Operating Expenses	$133,273	$8,634	$241,820	$31,376

Operating expenses are comprised of audit, professional fees, payroll, rent and other general and administrative expenses. Operating expenses increased by $124,639 or 1,443.6%, from $8,634 during the three months ended March 31, 2015 to $133,273 during the three months ended March 31, 2016.  Also, operating expenses increased by $210,444, or 670.7%, from $31,376 during the nine months ended March 31, 2015 to $241,820 during the nine months ended March 31, 2016.  These increases are primarily due to payroll expenses associated with a new executive officer and assistant hired in fiscal 2016, rent for office space and legal services associated with potential debt and equity financings and potential business combination.

Net Loss

The net losses for the three month periods ended March 31, 2016 and 2015 were ($139,868), and ($8,634), respectively, and for the nine month periods ended March 31, 2016 and 2015 were ($252,622) and ($31,376), respectively. The increased net losses are primarily due to increased operating expenses as discussed above.

Cash Flow

Our cash flows for the nine month periods ended March 31, 2016 and 2015 (unaudited) are outlined in the table below:

	Nine Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(252,622)	$(31,376)
Non-cash adjustments to net income:
Interest expense to accrete debt discount	6,755	—
Imputed interest expense on related party convertible note	3,093	—
Imputed interest expense on related party loan	959	—
Increase in accounts payable & accrued expenses	27,225	2,290
Decrease (increase) in pre-paid expenses & deposits	(98,694)	175
Net Cash Used in Operating Activities	(313,284)	(28,911)
Net Cash Provided by Investing Activities	—	—
Cash Flows from Financing Activities:
Issuance of common stock	—	10,000
Proceeds from convertible note	200,000	—
Proceeds from loan	100,000	—
Additional paid-in capital	15,573	19,314
Net Cash Provided by Financing Activities	315,573	29,314
Increase (Decrease) in Cash	$2,289	$403

Total cash flows increased by $1,886, or 468% from $403 for the nine months ended March 31, 2015 to $2,289 for the nine months ended March 31, 2016. The increase was due to an increase in cash flows from financing activities offsetting a decrease in cash flows from operating activities.

Cash flows from operating activities were mainly comprised of the operating loss and increase in pre-paid expenses and security deposits offset by the increase in accounts payable and accrued liabilities. These cash flows decreased by $284,373, or 983.6% from ($28,911) for the nine months ended March 31, 2015 to ($313,284) for the nine months ended March 31, 2016. The decrease was due to increases in the operating loss of $221,246 or 705.1%, as discussed above, and prepaid expenses and deposits of $98,869, or 56,496.6%, being partially offset by increased accrued liabilities of $24,935, or 1,088.9%, from $2,290 to $27,225 for the nine months ended March 31, 2015 and 2016, respectively. The changes in prepaid expenses, deposits and accrued liabilities mainly resulted from prepaid legal fees and the operating lease of office space (refer to Note 4).

Financing cash flows increased by $286,259, or 976.5%, from $29,314 for the nine months ended March 31, 2015 to $315,573 for the nine months ended March 31, 2016. These changes were primarily the result of the $200,000 related party convertible note, the $100,000 related party loan (refer to Note 3) and $15,573 increased additional paid-in capital.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.

It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. It is anticipated that the Company will require approximately $200,000 during the next 12 months to implement its business plan. As of March 31, 2016, the Company has limited capital with which to pay anticipated expenses.

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

As of March 31, 2016, there is substantial doubt about the Company's ability to continue as a going concern.

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

Related Party Debt

Convertible Notes

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

Non-convertible Notes

The Company occasionally obtains financing from related parties in the form of notes payable and are identified in our financial statements.

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

As of March 31, 2016, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of March 31, 2016, the disclosure controls and procedure of the Company were effective.

As of March 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2016.

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

Aladdin International, Inc.

Date: May 10, 2016	By	/s/ Kai Ming Zhao
Name: Kai Ming Zhao
Title: Chief Executive Officer, President, Treasurer, Secretary