Form 10-K
period 2016-06-30
ALADDIN INTERNATIONAL INC /MN/
filed 2016-10-13
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

As of June 30, 2016, the registrant had 4,548,435 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 30, 2016.

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

The closing of the transaction occurred on July 20, 2015 (the “Closing”). In connection with the Purchase Agreements, Mr. Sanford Schwartz resigned as the CFO and director of the Company, and Mr. Michael Friess resigned as a CEO and president of the Company. Mr. Ningdi Chen was appointed as the Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and director of the Company as of July 20, 2015. As a result of the transactions, control of the Company passed to the Purchaser (the “Change of Control Transaction”). Post-Closing, Michael Friess resigned as a director effective on the tenth day following the Company’s mailing of this Information Statement on Schedule 14f-1 to its shareholders (the “Effective Date”), which occurred on July 23, 2015. Immediately after the Closing, the Shares acquired by the Purchaser comprised 80% of the issued and outstanding Common Stock of the Company.

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

The Company has little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8- K's, 10-K's and 10-Q's, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. The officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

It is anticipated that our principal shareholders may actively negotiate or otherwise consent to the purchase of all or a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our principal shareholders may consider their own personal pecuniary benefit rather than the best interests of our other shareholders and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction.

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

ITEM 2.

PROPERTIES.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at Unit 907, 9/F, ICBC Tower, 3 Garden Road, Central, Hong Kong, which is the address of its President. The Company also maintained a temporary office since February 18, 2016 at 1888 Century Park East, Suite 1106, Los Angeles, CA 90067.

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

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

Market Information.

There is not a market for the Company's securities. There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company’s common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. As of June 30, 2016, 4,548,435 of the Company’s outstanding shares are eligible for transfer without registration under the Act.

(b)

Holders.

As of June 30, 2016, there were approximately 142 holders of the Company's Common Stock.

(c)

Dividends.

No dividends have been paid by the Company on any of its securities in the two most recent fiscal years and such dividends are not contemplated in the foreseeable future.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the fiscal years ended June 30, 2016 and June 30, 2015

The following table provides selected financial data about our company for the years ended June 30, 2016 and June 30, 2015. For detailed financial information, see the financial statements included in this annual report.

Balance Sheet Data:	6/30/2016	6/30/2015
Cash	$50,149	$1,195
Total assets	123,733	1,370
Total liabilities	377,680	566
Shareholders' equity (deficit)	$(253,947)	$804

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the years ended June 30, 2016 and 2015 are summarized as follows:

	Years Ended June 30,
	2016	2015
Revenue	$—	$—
Operating Expenses	279,862	34,208
Net Loss	$(295,123)	$(34,208)

Revenues

We have not earned any revenues for the fiscal year ended June 30, 2016 and June 30, 2015. We are presently in the development of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the years ended June 30, 2016 and 2015 are outlined in the table below:

	Years Ended June 30
	2015	2015
Audit Fees	$15,085	$12,800
Professional Fees	112,000	20,700
Payroll expenses	77,161	—
Rent and lease expenses	57,056	—
Interest expenses	15,261	—
Other	18,560	708
Total Expenses	$295,123	$34,208

The professional fees for the fiscal year ended June 30, 2016 and June 30, 2015 were $112,000, and $20,700, respectively. Professional fees include our accounting expenses incurred in connection with the preparation of our financial statements, audit fees, professional fees that we pay to our legal counsel and other professional fees. The increase in our audit fees and professional fees is associated with our developmental business activity.

Net Losses

Operating expenses were composed of professional fees and general and administrative expenses. The net loss for the fiscal years ended June 30, 2016 and June 30, 2015 were $295,123, and $34,208, respectively. In addition to professional fees and general and administrative expenses we also incurred payroll, rental and interest expenses for the year ended June 30, 2016.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations, has recurring losses, and has negative working capital and shareholders’ deficits, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relative to the recoverability of assets and classification of liabilities that might be necessary should the company be able to continue as a going concern. The Company has financed its operations primarily through the sale of stock and advances from related parties. There is no assurance there will be future sales of stock or that these advances will continue in the future.

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

It is anticipated that the Company will require approximately $150,000 during the next 12 months to implement its business plan described herein. The Company has limited capital with which to pay these anticipated expenses. It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. The Company has not identified any alternative sources and there is substantial doubt about the Company’s ability to continue as a going concern.

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

(c)  Per Share Information

Earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

(d)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations, has recurring losses, and has negative working capital and shareholders’ deficits, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relative to the recoverability of assets and classification of liabilities that might be necessary should the company be able to continue as a going concern. The Company has financed its operations primarily through the sale of stock and advances from related parties. There is no assurance there will be future sales of stock or that these advances will continue in the future.

Management has opted to commence filing with the Securities and Exchange Commission (SEC) and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(e)  Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2016 and 2015, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

(f)  Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(g)  Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(h)  Furniture and equipment

Furniture and equipment are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight line method of depreciation as follows:

Furniture	7 years
Equipment	3 - 5 years

Depreciation expense totaled $206 and $0 for the years ended June 30, 2016 and 2015, respectively.  Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

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

(j)  Related Party Debt - Convertible Note

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

(k)  Related Party Debt – Non-Convertible Note

The Company occasionally obtains financing from related parties in the form of notes payable. The Company accounts for such notes following the guidance set forth in ASC 470, Debt, and ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) simplifying the Presentation of Debt Issuance Costs.

(l)  Operating Leases

The Company accounts for operating leases in accordance with ASC 840, Leases, SFAS No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 88−1, “Issues Relating to Accounting for Leases.” Accordingly, rent expense under operating leases for the Company’s administrative office is recognized on a straight-line basis over the original term of each lease, inclusive of predetermined rent escalations or modifications.

(m)  Income Taxes

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

(n)  Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2016 and June 30, 2015, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(o)  Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

ALADDIN INTERNATIONAL, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Aladdin International, Inc.

We have audited the accompanying balance sheets of Aladdin International, Inc., as of June 30, 2016 and 2015, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aladdin International, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has no business operations, has recurring losses, and has negative working capital and shareholders’ deficits at June 30, 2016, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Littleton, Colorado
October 10, 2016

ALADDIN INTERNATIONAL, INC.

BALANCE SHEETS

	June 30, 2016	June 30, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$50,149	$1,195
Prepaid expenses	7,973	175
Total Current Assets	58,122	1,370

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $206	2,053	—
Total Fixed Assets	2,053	—

Other Assets:
Security deposit	63,558	—
Total Other Assets	63,558	—

TOTAL ASSETS	$123,733	$1,370

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$33,840	$566
Related party notes payable	343,840	—
Total Current Liabilities	377,680	566

TOTAL LIABILITIES	377,680	566

Commitments and Contingencies (Notes 1, 2, 4, 5 and 6)

Stockholders' equity (deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at June 30, 2016 and June 30, 2015	4,548	4,548
Additional paid-in capital	322,883	282,511
Accumulated (deficit)	(581,378)	(286,255)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(253,947)	804

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$123,733	$1,370

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

 STATEMENTS OF OPERATIONS

	Year Ended June 30, 2016	Year Ended June 30, 2015
Revenues	$—	$—

Operating Expenses:
Audit fees	15,085	12,800
Professional fees	112,000	20,700
Payroll expenses	77,161	—
Rent and lease expenses	57,056	—
Other	18,560	708
Total Operating Expenses	279,862	34,208

Net Operating (Loss)	(279,862)	(34,208)

Other Expenses:
Interest and amortization of debt discount expense	15,261	—
Total Other Expenses	15,261	—

Net (Loss)	$(295,123)	$(34,208)

Per Share	$(.07)	$(.01)

Weighted Average Shares Outstanding	4,548,435	4,388,928

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from July 1, 2014 through June 30, 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at June 30, 2014	909,687	$910	$239,387	$(252,047)	$(11,750)
Conversion of advance from affiliate to paid- in capital (Note 4)	—	—	26,762	—	26,762
Issuance of stock for cash (Note 3)	3,638,748	3,638	16,362	—	20,000
Net loss-year ended June 30, 2015	—	—	—	(34,208)	(34,208)

Balance at June 30, 2015	4,548,435	4,548	282,511	(286,255)	804
Debt discount on convertible note	—	—	8,059	—	8,059
Imputed Interest	—	—	7,207	—	7,207
Conversion of advance from affiliate to paid-in capital (Note 4)	—	—	25,106	—	25,106
Net loss-year ended June 30, 2016	—	—	—	(295,123)	(295,123)

Balance at June 30, 2016	4,548,435	$4,548	$322,883	$(581,378)	$(253,947)

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2016	Year Ended June 30, 2015
Cash Flows from Operating Activities:
Net (loss)	$(295,123)	$(34,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	206	—
Debt discount on convertible note	8,059	—
Imputed interest expense on related party notes	7,207	—
Increase in accounts payable & accrued expenses	33,274	566
(Decrease) in option liability	—	(10,000)
(Increase) in prepaid expenses and deposits	(71,356)	—
Net Cash (Used in) Operating Activities	(317,733)	(43,642)

Cash Flows from Investing Activities:
Acquisition of furniture and equipment	(2,259)	—
Net Cash (used in) Investing Activities	(2,259)	—

Cash Flows from Financing Activities:
Issuance of common stock	—	20,000
Proceeds from loans, related party	343,840	—
Additional paid-in capital	25,106	24,263
Net Cash Provided by Financing Activities	368,946	44,263

Increase in Cash	48,954	621
Cash, Beginning of Period	1,195	574
Cash, End of Period	$50,149	$1,195

Interest Paid	$11	$—
Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid-in capital	$25,106	$2,499
Debt discount on convertible note	$8,059	$—

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

(d)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations, has recurring losses, and has negative working capital and shareholders’ deficits, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments relative to the recoverability of assets and classification of liabilities that might be necessary should the company be able to continue as a going concern. The Company has financed its operations primarily through the sale of stock and advances from related parties. There is no assurance there will be future sales of stock or that these advances will continue in the future.

Management has opted to commence filing with the Securities and Exchange Commission (SEC) and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(1)

Summary of Accounting Policies, and Description of Business (Continued)

(e)  Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2016 and 2015, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

(f)  Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(g)  Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(h)  Furniture and equipment

Furniture and equipment are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight line method of depreciation as follows:

Furniture	7 years
Equipment	3 - 5 years

Depreciation expense totaled $206 and $0 for the years ended June 30, 2016 and 2015, respectively.  Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

(i)  Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ASC Subtopic 825-10 ("ASC 825-10"), "Disclosures About Fair Value of Financial Instruments." ASC 825-10 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, accounts payable, and related party notes payable approximate their estimated fair values due to their short-term maturities.

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

(k)  Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2016 and June 30, 2015, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(1)

Summary of Accounting Policies, and Description of Business (Continued)

(l)  Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

(m)  Related Party Debt - Convertible Note

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

(n)  Related Party Debt – Non-Convertible Note

The Company occasionally obtains financing from related parties in the form of notes payable. The Company accounts for such notes following the guidance set forth in ASC 470, Debt, and ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) simplifying the Presentation of Debt Issuance Costs.

(o)  Operating Leases

The Company accounts for operating leases in accordance with ASC 840, Leases, SFAS No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 88−1, “Issues Relating to Accounting for Leases. ” Accordingly, rent expense under operating leases for the Company’s administrative office is recognized on a straight-line basis over the original term of each lease, inclusive of predetermined rent escalations or modifications.

(2)

Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward if not used, will expire in various years through 2036, and is severely restricted as per the Internal Revenue code due to the change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws. With few exceptions, our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before June 30, 2010.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(2)

Income Taxes (Continued)

The Company’s estimated deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2016	$ 463,739	Various	$ 85,791	$ 85,791	$ (54,597)	—
June 30, 2015	$ 168,616	Various	$ 31,194	$ 31,194	$ (6,328)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry-forward	(15.0)%
State tax (benefit) net of Federal benefit	(3.5)%
Deferred income tax valuation allowance	18.5%
Actual tax rate	—

(3)

Common Stock and Migratory Merger

Pursuant to the Articles of Incorporation of Aladdin International, Inc., the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 4,548,435 shares of common stock issued and outstanding at June 30, 2016 and June 30, 2015.

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

On November 25, 2014, the Board of Directors and the Company shareholders approved an Agreement and Plan of Merger effectively changing the name of the Company to Aladdin International Inc., a Nevada corporation and simultaneously adopting the new capital structure which includes total authorized capital stock of 800,000,000, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. There were no preferred shares outstanding as of June 30, 2016.

In accordance with the Agreement and Plan of Merger, effective December 30, 2014, Aladdin International, Inc. adopted the new capital structure which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share and 20,000,000 shares are preferred stock, with a par value of $.001 per share. In addition, the issued and outstanding shares of our common stock automatically converted shares of Aladdin International, Inc. (Minnesota) at a ratio of one (1) share of our currently outstanding common stock for one (1) share of Aladdin International, Inc. (Nevada).

The merger of the Minnesota company into the Nevada company was effective on December 23, 2014 and the Articles of Merger were filed on December 30, 2014.

All references in the accompanying financial statements to the number of shares authorized and outstanding have been retroactively adjusted to reflect the new capital structure and par values effective December 23, 2014.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(4)

Related Party Transactions

Before February 7, 2016, the Company used the offices of its former Presidents for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

On October 23, 2015, the Company and Billion Rewards Development (Billion Rewards), a British Virgin Island corporation whose beneficial owner is Mr. Shi Jianxiang, entered into a Loan Agreement (“October Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $200,000 (the “October Loan”) to the Company with an original maturity date of April 30, 2016 extended to January 31, 2017 and bearing no interest. Under the October Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2016, the October Loan will be automatically converted into shares of common stock, par value $.001 per share of the Company at the conversion price equal to the purchase price in the Offering. In addition, pursuant to the October Loan Agreement, Billion Rewards would be entitled to convert any portion or all of the October Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. The Company has estimated the intrinsic value of this embedded conversion feature and recorded it as a discount to related party convertible debt of $8,059 and amortized it fully as of June 30, 2016. On November 5, 2015 the Company received the October Loan in the amount of $200,000; the October Loan remains outstanding as of June 30, 2016.  On May 5, 2016 the Company and Billion Rewards entered into an amendment  agreement (“Amendment No 1 to October Loan Agreement”), whereby Billion Rewards agreed to modify and amend the October Loan to make it nonconvertible and to extend the due date from April 30, 2016 to January 31, 2017 and bearing no interest.

On January 7, 2016 the Company and Billion Rewards entered into a loan agreement (“January Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $100,000 (the “January Loan”) to the Company with the maturity date of January 31, 2017 and bearing no interest. On January 12, 2016 the Company received the January Loan in the amount of $100,000; the January loan remains outstanding as of June 30, 2016.

On May 19, 2016 the Company and Billion Rewards entered into a loan agreement (“June Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $43,840 (the “June Loan”) to the Company with the maturity date of April 30, 2017 and bearing no interest. On June 9, 2016 the Company received the June Loan in the amount of $43,840; the June loan remains outstanding as of June 30, 2016.

The Company occasionally incurs expenses that are paid by related parties. When the related parties do not expect repayment these amounts are recorded as increases in additional paid-in capital. During the years ended June 30, 2016 and 2015, the related parties paid expenses totaling $25,106 and $26,762, respectively. Also included in additional paid in capital for the year ended June 30, 2016 is $8,059 in debt discount and $7,207 of imputed interest incurred.

Principal	Term of note			Discount	Imputed Interest
$200,000	10/23/2015	to	1/31/2017	$8,059	$5,087
100,000	1/7/2016	to	1/31/2017	—	1,997
43,840	6/9/2016	to	4/30/2017	—	123
$343,840				$8,059	$7,207

During the year ended June 30, 2016, Billion Rewards advanced $24,706 as additional paid in capital to the Company. During the years ended June 30, 2016 and 2015, Mr. Friess and Mr. Schwartz advanced $400 and $24,263 respectively, as additional paid in capital to the Company.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(5)

Commitments and Contingencies

Operating Lease

The Company entered into a non-cancelable operating sub-lease for office space on December 22, 2015 for a term that expires August 18, 2017 and paid $116,523 to the landlord of which $63,558 is a security deposit and $52,965 for five months prepaid rent of which $47,660 has been expensed as of June 30, 2016. The sub-lease commenced on February 7, 2016. Future minimum annual lease payments under non-cancelable operating leases in effect as of June 30, 2016, are as follows:

Years Ending
June 30,	Amounts
2017	$127,116
2018	17,168
$144,284

(6)

Change in Control of the Company

On July 20, 2015, Michael Friess and Sanford Schwartz (collectively, the “Shareholders”), former majority shareholders of the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Billion Rewards, pursuant to which the Shareholders sold to Billion Rewards an aggregate of 3,638,748 shares of common stock, par value $.001 per share of the Company (the “Majority Interests”) for $300,000 (the “Transaction”), resulting in Billion Rewards owning approximately 80% of the total outstanding shares of the Company, and a change in control of the Company.

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

On May 20, 2016, the Board of Directors of Aladdin International Inc. (“Company”) accepted the resignation of Mr. Kai Ming Zhao as the Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer of the Company, effective immediately after the election of Mr. Qinghua Chen to the Board of Directors as described below and the filing of this Form 8-K. Mr. Zhou’s resignation as an officer does not result from any disagreement with the Company, its management, or the Board of Directors, on any matter relating to the Company’s operations, policies or practices.

Also on May 20, 2016, the Board of Directors appointed Mr. Qinghua Chen as a Director and, effective upon the resignation of Mr. Zhao referenced above, as the Chief Executive Officer, President, Secretary, and Treasurer of the Company.

Also on May 20, 2016, the Board of Directors of the Company accepted the resignation of Mr. Ningdi Chen as, effective immediately after the election of Mr. Qinghua Chen to the Board of Directors. Mr. Ningdi Chen’s resignation as a Director does not result from any disagreement with the Company, its management, or the Board of Directors, on any matter relating to the Company’s operations, policies or practices.

(7)

Subsequent Events

The Company has evaluated events subsequent to June 30, 2016 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.

No subsequent events were noted that require recognition or disclosure in the financial statements.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the year ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of June 30, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting. (1) The Company has inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. (3) The Company has a limited corporate governance structure. Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards: we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, some of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions. (4) Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the year ended June 30, 2016. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company's financial statements in a future annual or interim period. Management is aware of these issues and is planning to implement more stringent controls in the future.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of June 30, 2016.

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

ITEM 9B.

OTHER INFORMATION.

NONE.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Qinghua Chen	53	Chairman and CEO, President, Secretary, CFO, Treasurer and Director

The person named above is the only promoter of Aladdin International, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. The person named above has served in his positions since May 20, 2016.

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

Executive Biography

Mr. Qinghua Chen, CPA has more than 10 years’ experience in public and private accounting. Prior to his appointment, he had been a financial controller for Gardiner & Theobald, Inc, an independent global consultancy offering a range of services to the construction and property industry.  He also served as the chief tax consultant of the real estate investments for 303 Realty Company in Times Square of NYC. Mr. Chen began his career with several public accounting firms in NYC metropolitan area.  He is a certified public accountant, registered in the state of New York. Mr. Chen holds an MBA degree from Baruch College of CUNY.

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

Meetings of the Board of Directors

During the fiscal year ended June 30, 2016, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred as of June 30, 2016.

Summary Compensation Table

	Year	Salary($)	Stock Awards	All other Compensation	Total Compensation
Kai Ming Zhao(1) President, CEO, Secretary, CFO, Director	2016	62,500	—	—	62,500

Qinghua Chen(2) President, CEO, Secretary, CFO, Director	2016	—	—	—	—

(1)

Mr. Zhao served as the Company’s President, CEO, CFO, Secretary, and Director from October 2015 to May 2016.

(2)

Mr. Chen has served as the Company’s President, CEO, CFO, Secretary, and Director since May 2016.

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

	Office	Shares Beneficially Owned(1)	Percent of Class(2)

Officers and Directors

Qinghua Chen 67-76 Exeter Street Forest Hills, NY 11375	Chief Executive Officer, President, Director	0	0%

All officers and directors as a group (1 persons named above)		0	0%

5% Securities Holders

Billion Rewards Development Limited Beneficial Owner: Jianxiang Shi 3rd Floor, J&C Building, P.O. Box 933 Road Town, Tortola, British Virgin Islands VG1110		3,638,748	80%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

Based on 4,548,435 shares of the Company’s Common Stock issued and outstanding.

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

INDEPENDENCE

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

On July 20, 2015, Michael Friess and Sanford Schwartz (Shareholders) entered into a Securities Purchase Agreements with Billion Rewards, pursuant to which the Shareholders sold to Billion Rewards an aggregate of 3,638,748 shares of common stock, par value $.001 per share of the Company for $300,000, resulting in Billion Rewards owning approximately 80% of the total outstanding shares of the Company, and a change in control of the Company.

On October 23, 2015, the Company and Billion Rewards entered into a Loan Agreement (“October Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $200,000 (the “October Loan”) to the Company with an original maturity date of April 30, 2016 extended to January 31, 2017 and bearing no interest. Under the October Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2016, the October Loan will be automatically converted into shares of common stock, par value $.001 per share of the Company at the conversion price equal to the purchase price in the Offering.  On November 5, 2015 the Company received the October Loan in the amount of $200,000; the October Loan remains outstanding as of June 30, 2016. On May 5, 2016, the Company and Billion Rewards modified and amended the October Loan to make it nonconvertible and to extend the due date from April 30, 2016 to January 31.

On January 7, 2016 the Company and Billion Rewards entered into a loan agreement (“January Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $100,000 (the “January Loan”) to the Company with the maturity date of January 31, 2017 and bearing no interest. On January 12, 2016 the Company received the January Loan in the amount of $100,000; the January loan remains outstanding as of June 30, 2016.

On May 19, 2016 the Company and Billion Rewards entered into a loan agreement (“June Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $43,840 (the “June Loan”) to the Company with the maturity date of April 30, 2017 and bearing no interest. On June 9, 2016 the Company received the June Loan in the amount of $43,840, the June loan remains outstanding as of June 30, 2016.

The Company occasionally incurs expenses that are paid by related parties. When the related parties do not expect repayment these amounts are recorded as increases in additional paid-in capital. During the years ended June 30, 2016 and 2015, the related parties paid expenses totaling $25,106 and $26,762, respectively. Also included in additional paid in capital for the year ended June 30, 2016 is $8,059 in debt discount and $7,207 of imputed interest incurred

Except for the above transactions or as otherwise set forth in this report or in any reports filed by the Company with the SEC, the Company was not a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed. The Company is currently not a subsidiary of any company.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the fiscal years ended June 30, 2016 and 2015 for professional services rendered by our principal accountant, Schumacher & Associates, Inc., for the audit of our annual financial statements and quarterly reviews were $15,085 and $11,300, respectively.

Audit Related Fees

The Company incurred no fees for the fiscal years ended June 30, 2016 and 2015 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Service Fees

The aggregate fees billed during the fiscal years ended June 30, 2016 and 2015 for professional services rendered by our principal accountant for tax preparation were $0 and $1,500, respectively.

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountant during the fiscal years ended June 30, 2016 and 2015.

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

ALADDIN INTERNATIONAL, INC.

By	/s/ Qinghua Chen
Qinghua Chen
Chief Executive Officer, Chief Financial Officer, President, Secretary
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	October 10, 2016