Form 10-Q/A
period 2015-09-30
ALADDIN INTERNATIONAL INC /MN/
filed 2016-11-07
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment No. 1

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

As of November 13, 2015, the registrant had 4,548,435 shares of common stock, par value $.001 per share, issued and outstanding.

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on November 16, 2015 (the “Original Filing”). We are amending the Original Filing to restate our unaudited financial statements as of September 30, 2015 for incorrect application of certain accounting practices and procedures in relation to the legal services provided to the shareholders, for the quarter ended September 30, 2015. In connection with the July 20, 2015 Securities Purchase Agreement, a legal service fee of $6,160 should be classified as the shareholders’ expenses and accounted for as due from shareholders. Accordingly, the legal expenses would decrease by $6,160 and due from affiliates would increase by $6,160 for the quarters ended September 30, 2015.

For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

1.	Part I - Item 1. Financial Statements

2.	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer dated as of the date of filing of this Amended Filing.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein; we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

BALANCE SHEETS

	(Restated) September 30,	June 30,
	2015	2015
	(Unaudited)	(See Note 1)
ASSETS

Current Assets:
Cash and cash equivalents	$—	$1,195
Prepaid expenses	88	175
Due from Affiliates	6,160	—

Total Current Assets	6,248	1,370

TOTAL ASSETS	$6,248	$1,370

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$18,480	$566
Due to Affiliates	1,547	—

Total Current Liabilities	20,027	566

TOTAL LIABILITIES	20,027	566

Commitments and contingencies (Notes 1, 2, 3, 4, and 5)

Stockholders' equity (deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at September 30, 2015 and June 30, 2015	4,548	4,548
Additional paid-in capital	282,911	282,511
Accumulated (deficit)	(301,238)	(286,255)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(13,779)	804

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,248	$1,370

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months
	Ended
	September 30,
	2015	2014
	(Restated)
Revenues	$—	$—

Operating Expenses:
Audit fees	7,500	6,600
Professional fees	5,740	1,846
Other	1,732	40

Total Operating Expenses	14,972	8,486

Net Operating (Loss)	(14,972)	(8,486)

Other Expenses:
Interest Expense	11	—

Total Other Expenses	11	—

Net (Loss)	$(14,983)	$(8,486)

Per Share	Nil	Nil

Weighted Average Shares Outstanding	4,548,435	3,948,641

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months
	Ended
	September 30,
	2015	2014
	(restated)
Cash Flows from Operating Activities:
Net (loss)	$(14,983)	$(8,486)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in accounts payable & accrued expenses	17,914	6,700
Increase in pre-paid expenses	87	88
Increase in due from/to affiliates	(4,613)	—
Increase (decrease) in option liability	—	(10,000)
Net Cash (Used in) Operating Activities	(1,595)	(11,698)

Cash Flows from Investing Activities:	—	—
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities:
Issuance of common stock	—	20,000
Additional paid-in capital	400	—
Net Cash Provided by Financing Activities	400	20,000

Increase (Decrease) in Cash	(1,195)	8,302

Cash, Beginning of Period	1,195	574

Cash, End of Period	$—	$8,876

Interest Paid	$—	$—
Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid-in capital	$—	$2,499

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

In connection with the Purchase Agreement, on July 20, 2015, Michael Friess, the Company’s Chief Executive Officer, President of the Company resigned from all of his officer positions with the Company except that his resignation as a member of the Board is not effective until the tenth day following the Company’s mailing of the Information Statement on Schedule 14f-1 to its shareholders as of the record date of July 20, 2015. Sanford Schwartz, the Company’s Chief Financial Officer, Secretary, Treasurer, and member of the Board resigned from all of his positions with the Company.

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

At September 30, 2015, the Company has a receivable from its shareholder’s legal fees totaling $6,160, but also owed a related party for expenses paid on behalf of the Company totaling $1,547. The net amount is the due to the Company totaling $4,613.

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

On October 23, 2015, the Company and Billion Reward Development Limited (“Billion Reward”), our majority shareholder which owns 80% of total issued and outstanding shares of the Company, entered into a Loan Agreement (“Loan Agreement”), whereby Billion Rewards agrees to provide a loan in the amount of $200,000 (the “Loan”) to the Company with the maturity date of April 30, 2016 and bearing no interest. Under the Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2016, the Loan will be automatically converted into shares of common stock, par value $.001 per share (“Common Stock”) of the Company at the conversion price equal to the purchase price in the Offering. Pursuant to the Loan Agreement, Billion Reward will be entitled to convert any portion or all of the Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. On November 5, 2015 the Company received the $200,000 proceeds from the loan.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

(6) Restatement of Previously Issued Condensed Financial Statements

The Company determined that a legal service fee was not properly recorded and the Company's previously issued financial statements needed to be restated. As such, the Company is restating in this Quarterly Report its financial statements for the quarterly period ended September 30, 2015.

Impact of the Restatement – September 30, 2015

	As of September 30, 2015
Balance Sheet Data (unaudited):	As Previously Reported	Adjustment	As Restated
Due from Affiliates	$—	6,160	$6,160
Total Current Assets	88	6,160	6,248
Total Assets	88	6,160	6,248
Accumulated (deficit)	(307,398)	6,160	(301,238)
Total Stockholders’ Equity (Deficit)	$(19,939)	6,160	$(13,779)

	Three Months Ended September 30, 2015
Statements of Operations Data (unaudited):	As Previously Reported	Adjustment	As Restated
Professional fees	$11,900	(6,160)	$5,740
Total Operating Expenses	21,132	(6,160)	14,972
Net (Loss)	$(21,143)	6,160	$(14,983)

	Three Months Ended September 30, 2015
Cash Flows Data (unaudited):	As Previously Reported	Adjustment	As Restated
Net (Loss)	$(21,143)	6,160	$(14,983)
Increase in due from/to affiliates	$1,547	(6,160)	$(4,613)

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

In connection with the Purchase Agreement, on July 20, 2015, Michael Friess, the Company’s Chief Executive Officer, President and member of the Board of Directors (the “Board”) of the Company resigned from all of his positions with the Company. Sanford Schwartz, the Company’s Chief Financial Officer, Secretary, Treasurer, and member of the Board resigned from all of his positions with the Company.

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

As of September 30, 2015, our accumulated deficit was ($301,238). Our stockholders’ deficiency was ($13,779).Our net loss for the three months ended September 30, 2015 was ($14,983). Our losses have principally been attributed to no revenues while incurring operating expenses.

The following table provides selected financial data about our company for the periods ended September 30, 2015 and the year ended June 30, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	9/30/2015	6/30/2015
	(Restated)
Cash	$—	$1,195
Total assets	$6,248	$1,370
Total liabilities	$20,027	$566
Shareholders' equity (deficit)	$(13,779)	$804

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

Results of Operations

For the three months ended September 30, 2015 compared with the three months ended September 30, 2014

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the periods ended September 30, 2015 and 2014 are summarized as follows:

	Periods Ended
	September 30
	2015	2014
	(Restated)
Revenue	$—	$—
Operating Expenses	14,972	8,486
Net Loss	$(14,983)	$(8,486)

Revenues

We did not earn any revenues for the three months ended September 30, 2015. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Operating Expenses

Our expenses for the periods ended September 30, 2015 and 2014 are outlined in the table below:

	Periods Ended
	September 30
	2015	2014
	(Restated)
Audit Fees	$7,500	6,600
Professional Fees	5,740	1,846
Other	1,732	40
Total Expenses	$14,972	$8,486

Net Profit (Loss)

Operating expenses were composed of audit and professional fees and general and administrative expenses. The net loss for the periods ended September 30, 2015 and 2014 were $14,983, and $8,486, respectively.

Liquidity and Capital Resources

It is anticipated that the Company will require approximately $500,000 during the next 12 months to implement its business plan. The Company has no capital with which to pay these anticipated expenses. It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. The Company has not identified any alternative sources and there is substantial doubt about the Company’s ability to continue as a going concern.

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

In connection with the Purchase Agreement, on July 20, 2015, Michael Friess, the Company’s Chief Executive Officer, President and member of the Board of Directors (the “Board”) of the Company resigned from all of his positions with the Company. Sanford Schwartz, the Company’s Chief Financial Officer, Secretary, Treasurer, and member of the Board resigned from all of his positions with the Company.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2015. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2015.

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

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS.

Exhibit Number	Description of Exhibit
10.1	Loan Agreement entered by and between Billion Reward Development Limited and the Company dated October 23, 2015 (1)
10.2	Offer Letter by the Company to Kai Ming Zhao dated October 1, 2015 (1)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer (2)
32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer (2)
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q. (2)

———————

(1) Previously filed.

(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aladdin International, Inc.

Date: November 3, 2016	By	/s/ Qinghua Chen
Name: Qinghua Chen
Title: Chief Executive Officer, President, Treasurer, Secretary