Form 10-Q/A
period 2015-12-31
ALADDIN INTERNATIONAL INC /MN/
filed 2016-11-07
CIK 921560

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on February 16, 2016  (the “Original Filing”). We are amending the Original Filing to restate our unaudited financial statements as of December 31, 2015 for incorrect application of certain accounting practices and procedures in relation to the legal services provided to the shareholders, for the quarter ended December 31, 2015. In connection with the July 20, 2015 Securities Purchase Agreement, a legal service fee of $6,160 should be classified as the shareholders’ expenses and accounted for as due from shareholders. Accordingly, the legal expenses would decrease by $6,160 and due from affiliates increase by $6,160 for the quarters ended September 30, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	(Restated) December 31,	June 30,
	2015	2015
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$121,740	$1,195
Prepaid expenses	73,053	175
Due from affiliates	6,160	—

Total Current Assets	200,953	1,370

Security deposits	63,588	—

TOTAL ASSETS	$264,541	$1,370

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$35,528	$566
Accrued liabilities	129,053	—
Due to affiliates	321	—
Related party convertible note (net)	194,813	—

Total Current Liabilities	359,715	566

TOTAL LIABILITIES	359,715	566

Commitments and contingencies (Note 4)

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding at December 31, 2015 and June 30, 2015	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at December 31, 2015 and June 30, 2015	4,548	4,548
Additional paid-in capital	293,127	282,511
Accumulated deficit	(392,849)	(286,255)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(95,174)	804

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$264,541	$1,370

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
		(Note 1)	(Restated)	(Note 1)

Revenues	$—	$—	$—	$—

Operating Expenses:
Audit fees	1,850	2,100	9,350	8,700
Professional fees	36,830	11,663	42,570	13,496
Payroll expenses	43,881	—	43,881	—
Other	4,854	507	6,586	546

Total Operating Expenses	87,415	14,270	102,387	22,742

Net Operating Loss	(87,415)	(14,270)	(102,387)	(22,742)

Other Expenses:
Interest Expense (Income), net	4,196	—	4,207	—

Total Other Expenses	4,196	—	4,207	—

Net Loss	$(91,611)	$(14,270)	$(106,594)	$(22,742)

Net Comprehensive Loss	$(91,611)	$(14,270)	$(106,594)	$(22,742)

Per Share	(0.02)	—	(0.02)	(0.01)

Weighted Average Shares Outstanding	4,548,435	4,548,435	4,548,435	4,152,919

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2015	2014
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(106,594)	$(22,742)
Non-cash adjustments to net income:
Interest expense to accrete debt discount on beneficial conversion feature of related party convertible note	2,872	—
Imputed interest on related party convertible note	1,334	—
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable & accrued expenses	164,015	4,414
Decrease (increase) in pre-paid expenses & deposits	(136,466)	175
Increase in due from/to affiliates	(5,839)	—
Decrease in option liability	—	(10,000)
Net Cash Used in Operating Activities	(80,678)	(28,153)

Cash Flows from Investing Activities:	—	—
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities:
Issuance of common stock	—	20,000
Proceeds from convertible note	200,000	—
Additional paid-in capital	1,223	7,700
Net Cash Provided by Financing Activities	201,223	27,700

Increase (Decrease) in Cash	120,545	(453)

Cash and Cash Equivalents, Beginning of Period	1,195	574

Cash and Cash Equivalents, End of Period	$121,740	$121

Interest Paid	$11	$—

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Debt discount on beneficial conversion feature of related party convertible note	$8,059	$—
Conversion of advance from affiliates to additional paid in capital	$—	$2,499

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

At September 30, 2015, the Company has a receivable from its shareholder’s legal fees totaling $6,160, but also owed a related party for expenses paid on behalf of the Company totaling $321. The net amount is the due to the Company totaling $5,839.

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

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

(6)

Restatement of Previously Issued Condensed Financial Statements

The Company determined that a legal service fee was not properly recorded and the Company's previously issued financial statements needed to be restated. As such, the Company is restating in this Quarterly Report its financial statements for the quarterly period ended December 31, 2015.

Impact of the Restatement – December 31, 2015

	As of December 31, 2015
Balance Sheet Data (unaudited):	As Previously Reported	Adjustment	As Restated
Due from Affiliates	$—	6,160	$6,160
Total Current Assets	194,793	6,160	200,953
Total Assets	258,381	6,160	264,541
Accumulated (deficit)	(399,009)	6,160	(392,849)
Total Stockholders’ Equity (Deficit)	$(101,334)	6,160	$(95,174)

	Six Months Ended December 31, 2015
Statements of Operations Data (unaudited):	As Previously Reported	Adjustment	As Restated
Professional fees	$48,730	(6,160)	$42,570
Total Operating Expenses	108,547	(6,160)	102,387
Net (Loss)	$(112,754)	6,160	$(106,594)

	Six Months Ended December 31, 2015
Cash Flows Data (unaudited):	As Previously Reported	Adjustment	As Restated
Net (Loss)	$(112,754)	6,160	$(106,594)
Increase in due from/to affiliates	$321	(6,160)	$(5,839)

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

As of December 31, 2015, our accumulated deficit was ($392,849). Our stockholders' deficit as of December 31, 2015 was ($95,174). Our net loss for the three months and six months ended December 31, 2015 were ($91,611) and ($106,594), respectively. Our losses have principally been attributed to a lack of revenues while incurring operating expenses.

The following table provides selected condensed interim financial data about our company for the periods ended December 31, 2015 and 2014 and the year ended June 30, 2015. For detailed financial information, see the condensed interim financial statements included elsewhere herein.

	(Restated) December 31,	June 30,
Balance Sheet Data	2015	2015
Cash	$121,740	$1,195
Total assets	264,541	1,370
Total liabilities	359,715	566
Shareholders' equity (deficit)	(95,174)	804

Results of Operations

For the three and six months ended December 31, 2015 compared to the three and six months ended December 31, 2014

The following summary of our results of operations should be read in conjunction with our unaudited condensed interim financial statements included herein. Our unaudited operating results for the periods ended December 31, 2015 and 2014 are summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
			(Restated)
Revenues	$—	$—	$—	$—
Operating Expenses	87,415	14,270	102,387	22,742
Net Loss	(91,611)	(14,270)	(106,594)	(22,742)

Revenues

We did not earn any revenues for the three and six month periods ended December 31, 2015. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Operating Expenses

Our operating expenses for the three and six month periods ended December 31, 2015 and 2014 (unaudited) are outlined in the table below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Operating Expenses:			(Restated)
Audit fees	$1,850	$2,100	$9,350	$8,700
Professional fees	36,830	11,663	42,570	13,496
Payroll expenses	43,881	0	43,881	0
Other	4,854	507	6,586	546
Total Expenses	$87,415	$14,270	$102,387	$22,742

Operating expenses are comprised of audit, professional fees, payroll and other general and administrative expenses. Operating expenses increased by $73,145, or 512.6%, from $14,270 during the three months ended December 31, 2014 to $87,415 during the three months ended December 31, 2015.  Also, operating expenses increased by $79,645, or 350.2%, from $22,742 during the six months ended December 31, 2014 to $102,387 during the six months ended December 31, 2015.  These increases are primarily due to payroll expenses associated with a new executive officer and assistant hired in fiscal 2016 and legal services associated with potential debt and equity financings and potential business combination.

Net Loss

The net losses for the three month periods ended December 31, 2015 and 2014 were ($91,611), and ($14,270), respectively, and for the six month periods ended December 31, 2015 and 2014 were ($106,594) and ($22,742), respectively. The increased net losses are primarily due to increased operating expenses as discussed above.

Cash Flow

Our cash flows for the six month periods ended December 31, 2015 and 2014 (unaudited) are outlined in the table below:

	Six Months Ended
	December 31,
	2015	2014
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(106,594)	$(22,742)
Non-cash adjustments to net income:
Interest expense to accrete debt discount	2,872	—
Imputed interest expense on related party convertible note	1,334	—
Increase in accounts payable & accrued expenses	164,015	4,414
Decrease (increase) in pre-paid expenses & deposits	(136,466)	175
Increase in due from/to affiliates	(5,839)	—
Decrease in option liability	—	(10,000)
Net Cash Used in Operating Activities	(80,678)	(28,153)
Net Cash Provided by Investing Activities	—	—
Cash Flows from Financing Activities:
Issuance of common stock	—	20,000
Proceeds from convertible note	200,000	—
Additional paid-in capital	1,223	7,700
Net Cash Provided by Financing Activities	201,223	27,700
Increase (Decrease) in Cash	$120,545	$(453)

Total cash flows increased by $120,998, or 26,710.4% from ($453) for the six months ended December 31, 2014 to $120,545 for the six months ended December 31, 2015. The increase was due to an increase in cash flows from financing activities offsetting a decrease in cash flows from operating activities.

Cash flows from operating activities were mainly comprised of the operating loss and increase in pre-paid expenses and security deposits offset by the increase in accounts payable and accrued liabilities. These cash flows decreased by $52,525, or 186.6% from ($28,153) for the six months ended December 31, 2014 to ($80,678) for the six months ended December 31, 2015. The decrease was due to increases in the operating loss of $83,852, or 395.8%, as discussed above, and prepaid expenses and deposits of $136,641, or 78,080.7%, being partially offset by increased accrued liabilities of $159,601, or 3,646%, from $4,414 to $164,015 for the six months ended December 31, 2014 and 2015, respectively. The changes in prepaid expenses, deposits and accrued liabilities mainly resulted from the operating lease of office space (refer to Note 4).

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