Form 10-Q/A
period 2016-03-31
ALADDIN INTERNATIONAL INC /MN/
filed 2016-11-07
CIK 921560

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on May 10, 2016  (the “Original Filing”). We are amending the Original Filing to restate our unaudited financial statements as of March 31, 2016 for incorrect application of certain accounting practices and procedures in relation to the legal services provided to the shareholders, for the quarter ended March 31, 2016. In connection with the July 20, 2015 Securities Purchase Agreement, a legal service fee of $6,160 should be classified as the shareholders’ expenses and accounted for as due from shareholders. As of March 31, 2016, salaries of $14,150 were incorrectly accrued, and furniture and equipment of $2,259 and the prepaid expenses of $3,825 were incorrectly expensed.

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	(Restated) March 31, 2016	June 30, 2015
	(unaudited)	(note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$3,484	$1,195
Prepaid expenses	39,136	175
Total Current Assets	42,620	1,370

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $67	2,192	—
Total Fixed Assets	2,192	—

Other Assets:
Security deposit	63,558	—
Total Other Assets	63,558	—

TOTAL ASSETS	$108,370	$1,370

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$27,791	$566
Related party notes payable	93,840	—
Related party convertible notes payable, net	198,695	—
Total Current Liabilities	320,326	566

TOTAL LIABILITIES	320,326	566

Commitments and Contingencies (Notes 1, 3 and 4)

Stockholders' equity (deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at March 31, 2016 and June 30, 2015	4,548	4,548
Additional paid-in capital	296,045	282,511
Accumulated (deficit)	(512,549)	(286,255)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(211,956)	804

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$108,370	$1,370

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Restated)	(Note 1)	(Restated)	(Note 1)

Revenues	$—	$—	$—	$—

Operating Expenses:
Audit fees	3,315	1,300	12,665	10,000
Professional fees	54,590	6,589	97,160	17,560
Payroll expenses	32,891	—	76,771	—
Rent expense	17,654	—	17,654	—
Other	4,655	745	11,242	3,816

Total Operating Expenses	113,105	8,634	215,492	31,376

Net Operating Loss	(113,105)	(8,634)	(215,492)	(31,376)

Other Expenses:
Interest Expense (Income), net	6,595	—	10,802	—

Total Other Expenses	6,595	—	10,802	—

Net Loss	$(119,700)	$(8,634)	$(226,294)	$(31,376)

Net Comprehensive Loss	$(119,700)	$(8,634)	$(226,294)	$(31,376)

Per Share	(0.03)	—	(0.05)	(0.01)

Weighted Average Shares Outstanding	4,548,435	4,548,435	4,548,435	4,335,953

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2016	2015
	(Restated)
Cash Flows from Operating Activities:
Net (loss)	$(226,294)	$(31,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	67	—
Debt discount on convertible note	6,755	—
Imputed interest expense on related party notes	4,052	—
Increase in accounts payable & accrued expenses	27,225	2,290
(Increase) in prepaid expenses and deposits	(102,519)	175
Net Cash (Used in) Operating Activities	(290,714)	(28,911)

Cash Flows from Investing Activities:
Acquisition of furniture and equipment	(2,259)	—
Net Cash (used in) Investing Activities	(2,259)	—

Cash Flows from Financing Activities:
Issuance of common stock	—	10,000
Proceeds from convertible note	200,000	—
Proceeds from loans, related party	93,840	—
Additional paid-in capital	1,422	19,314
Net Cash Provided by Financing Activities	295,262	29,314

Increase in Cash	2,289	403
Cash, Beginning of Period	1,195	574
Cash, End of Period	$3,484	$977

Interest Paid	$11	$—

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid-in capital	$1,422	$2,499
Debt discount on convertible note	$8,059	$—

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

The Company occasionally incurs expenses that are paid by related parties. When the related parties do not expect repayment these amounts are recorded as increases in additional paid-in capital. During the nine months ended March 31, 2016 related parties paid expenses totaling $1,422. Also included in additional paid in capital is $8,059 in debt discount and $4,052 of imputed interest incurred during the nine months ended March 31, 2016.

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

(6)

Restatement of Previously Issued Condensed Financial Statements

The Company determined that a legal service fee, salaries, furniture and equipment, and the prepaid expenses were not properly recorded and the Company's previously issued financial statements needed to be restated. As such, the Company is restating in this Quarterly Report its financial statements for the quarterly period ended March 31, 2016.

Impact of the Restatement – March 31, 2016

	As of March 31, 2016
Balance Sheet Data (unaudited):	As Previously Reported	Adjustment	As Restated
Prepaid expenses	$35,311	3,825	$39,136
Total Current Assets	38,795	3,825	42,620
Furniture and Equipment, net of accumulated depreciation	—	2,192	2,192
Total Fixed Assets	—	2,192	2,192
Total Assets	102,353	6,017	108,370
Related party notes payable	100,000	(6,160)	93,840
Total Current Liabilities	326,486	(6,160)	320,326
Additional paid-in capital	310,195	(14,150)	296,045
Accumulated (deficit)	(538,876)	26,327	(512,549)
Total Stockholders’ Equity (Deficit)	(224,134)	12,178	(211,956)
Total Stockholders’ Equity (Deficit)	$102,353	6,017	$108,370

	Three Months Ended March 31, 2016			Nine Months Ended March 31, 2016
Statements of Operations Data (unaudited):	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Operating Expenses:
Professional fees	$54,590	—	$54,590	$103,320	(6,160)	$97,160
Payroll expenses	47,041	(14,150)	32,891	90,921	(14,150)	76,771
Other	10,673	(6,018)	4,655	17,260	(6,018)	11,242
Total Operating Expenses	133,273	(20,168)	113,105	241,820	(26,328)	215,492
Net Loss	$(139,868)	20,168	$(119,700)	$(252,622)	26,328	$(226,294)

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

	Nine Months Ended March 31, 2016
Cash Flows Data (unaudited):	As Previously Reported	Adjustment	As Restated
Net (Loss)	$(252,622)	26,328	$(226,294)
Depreciation expenses	—	67	67
Increase in prepaid expenses and deposits	(98,694)	(3,825)	(102,519)
Net Cash (Used in) Operating Activities	(313,284)	22,570	(290,714)
Proceeds from loans, related party	100,000	(6,160)	93,840
Additional paid-in capital	15,572	(14,150)	1,422
Net Cash Provided by Financing Activities	$315,573	(20,310)	$295,262

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

As of March 31, 2016, our accumulated deficit was ($512,549). Our stockholders' deficit as of March 31, 2016 was ($211,956). Our net loss for the three months and nine months ended March 31, 2016 were ($119,700) and ($226,294), respectively. Our losses have principally been attributed to a lack of revenues while incurring operating expenses.

The following table provides selected condensed interim financial data about our company for the periods ended March 31, 2016 and 2015 and the year ended June 30, 2015. For detailed financial information, see the condensed interim financial statements included elsewhere herein.

	March 31,	June 30,
Balance Sheet Data	2016	2015
	(Restated)
Cash	$3,484	$1,195
Total assets	108,370	1,370
Total liabilities	320,326	566
Shareholders' equity (deficit)	(211,956)	804

Results of Operations

For the three and nine months ended March 31, 2016 compared to the three and nine months ended March 31, 2015

The following summary of our results of operations should be read in conjunction with our unaudited condensed interim financial statements included herein. Our unaudited operating results for the periods ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Restated)		(Restated)
Revenues	$—	$—	$—	$—
Operating Expenses	113,105	8,634	215,492	31,376
Net Loss	(119,700)	(8,634)	(226,294)	(31,376)

Revenues

We did not earn any revenues for the three and nine month periods ended March 31, 2016. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Operating Expenses

Our operating expenses for the three and nine month periods ended March 31, 2016 and 2015 (unaudited) are outlined in the table below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Restated)		(Restated)
Operating Expenses:
Audit fees	$3,315	$1,300	$12,665	$10,000
Professional fees	54,590	6,589	97,160	17,560
Payroll expenses	32,891	—	76,771	—
Rent expense	17,654	—	17,654	—
Other	4,655	745	11,242	3,816
Total Operating Expenses	$113,105	$8,634	$215,492	$31,376

Operating expenses are comprised of audit, professional fees, payroll, rent and other general and administrative expenses. Operating expenses increased by $104,821 or 1,214.1%, from $8,634 during the three months ended March 31, 2015 to $113,455 during the three months ended March 31, 2016.  Also, operating expenses increased by $184,116, or 586.8%, from $31,376 during the nine months ended March 31, 2015 to $215,492 during the nine months ended March 31, 2016.  These increases are primarily due to payroll expenses associated with a new executive officer and assistant hired in fiscal 2016, rent for office space and legal services associated with potential debt and equity financings and potential business combination.

Net Loss

The net losses for the three month periods ended March 31, 2016 and 2015 were ($120,050), and ($8,634), respectively, and for the nine month periods ended March 31, 2016 and 2015 were ($226,294) and ($31,376), respectively. The increased net losses are primarily due to increased operating expenses as discussed above.

Cash Flow

Our cash flows for the nine month periods ended March 31, 2016 and 2015 (unaudited) are outlined in the table below:

	Nine Months Ended
	March 31,
	2016	2015
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(226,294)	$(31,376)
Non-cash adjustments to net income:
Depreciation expense	67	—
Debt discount on convertible note	6,755	—
Imputed interest expense on related party loan	4,052	—
Increase in accounts payable & accrued expenses	27,225	2,290
Decrease (increase) in pre-paid expenses & deposits	(102,519)	175
Net Cash Used in Operating Activities	(290,714)	(28,911)
Cash Flows from Investing Activities:
Acquisition of furniture and equipment	(2,259)	—
Net Cash (Used in) Investing Activities	(2,259)	—
Cash Flows from Financing Activities:
Issuance of common stock	—	10,000
Proceeds from convertible note	200,000	—
Proceeds from loan	93,840	—
Additional paid-in capital	1,422	19,314
Net Cash Provided by Financing Activities	295,262	29,314
Increase (Decrease) in Cash	$2,289	$403

Total cash flows increased by $1,886, or 468% from $403 for the nine months ended March 31, 2015 to $2,289 for the nine months ended March 31, 2016. The increase was due to an increase in cash flows from financing activities offsetting a decrease in cash flows from operating activities.

Cash flows from operating activities were mainly comprised of the operating loss and increase in pre-paid expenses and security deposits offset by the increase in accounts payable and accrued liabilities. These cash flows decreased by $261,803, or 905.6% from ($28,911) for the nine months ended March 31, 2015 to ($290,714) for the nine months ended March 31, 2016. The decrease was due to increases in the operating loss of $194,918 or 586.8%, as discussed above, and prepaid expenses and deposits of $102,694, or 58,682.3%, being partially offset by increased accrued liabilities of $24,935, or 1,088.9%, from $2,290 to $27,225 for the nine months ended March 31, 2015 and 2016, respectively. The changes in prepaid expenses, deposits and accrued liabilities mainly resulted from prepaid legal fees and the operating lease of office space (refer to Note 4).

Financing cash flows increased by $265,948, or 907.2%, from $29,314 for the nine months ended March 31, 2015 to $295,262 for the nine months ended March 31, 2016. These changes were primarily the result of the $200,000 related party convertible note, the $93,840 related party loan (refer to Note 3), $17,892 decreased additional paid-in capital, and $10,000 decrease in issuance of stocks.

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