Form 10-Q
period 2016-09-30
ALADDIN INTERNATIONAL INC /MN/
filed 2016-11-10
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, the registrant had 4,548,435 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$23,372	$50,149
Prepaid expenses	10,801	7,973

Total Current Assets	34,173	58,122

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $344 at September 30 and $206 at June 30, 2016	1,915	2,053

Total Fixed Assets	1,915	2,053

Other Assets:
Security deposits	63,558	63,558

Total Other Assets	63,558	63,558

TOTAL ASSETS	$99,646	$123,733

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$51,566	$33,840
Related party note payable	343,840	343,840

Total Current Liabilities	395,406	377,680

TOTAL LIABILITIES	395,406	377,680

Commitments and contingencies (Note 1, 2, 4, 5 and 6)

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding at September 30, 2016 and June 30, 2016	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at September 30, 2016 and June 30, 2016	4,548	4,548
Additional paid-in capital	326,604	322,883
Accumulated deficit	(626,912)	(581,378)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(295,760)	(253,947)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$99,646	$123,733

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months
	Ended
	September 30,
	2016	2015

Revenues	$—	$—

Operating Expenses:
Audit fees	7,000	7,500
Professional fees	568	5,740
Rent expense	30,047	—
Other	4,198	1,732

Total Operating Expenses	41,813	14,972

Net Operating (Loss)	(41,813)	(14,972)

Other Expenses:
Interest Expense	3,721	11

Total Other Expenses	3,721	11

Net (Loss)	$(45,534)	$(14,983)

Per Share	$(0.01)	Nil

Weighted Average Shares Outstanding	4,548,435	4,548,435

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(45,534)	$(14,983)
Non-cash adjustments to net loss:
Depreciation	138	—
Imputed interest expense on related party note	3,721	—
Increase in accounts payable & accrued expenses	17,726	17,914
Decrease (increase) in pre-paid expenses & deposits	(2,828)	87
Increase in advance from affiliates	—	(4,613)
Net Cash Used in Operating Activities	(26,777)	(1,595)

Cash Flows from Investing Activities:	—	—
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities:
Additional paid-in capital	—	400
Net Cash Provided by Financing Activities	—	400

Increase (Decrease) in Cash	(26,777)	(1,195)

Cash and Cash Equivalents, Beginning of Period	50,149	1,195

Cash and Cash Equivalents, End of Period	$23,372	$—

Interest Paid	$—	$—

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid in capital	$—	$—

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

(1)

Basis of Presentation and Summary of Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of Aladdin International, Inc. (the “Company” or “Aladdin”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2016 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

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

The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, filed on October 13, 2016 (“Annual Report”).  Interim results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.

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

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

(b)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At September 30, 2016 and June 30, 2016, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

(2)

Capital Stock

Pursuant to the Articles of Incorporation of the Company, the Company is authorized to issue 780,000,000 shares of common stock with $.001 par value and 20,000,000 shares of preferred stock with $.001 par value. There were 4,548,435 shares of common stock issued and outstanding on September 30, 2016 and June 30, 2016.

There were no preferred shares outstanding as of September 30, 2016.

The Company occasionally incurs expenses that are paid by related parties. When the related parties do not expect repayment these amounts are recorded as increases in additional paid-in capital. However, during the three months ended September 30, 2016 related parties paid no expenses. Also included in additional paid in capital is $3,721 of imputed interest incurred during the three months ended September 30, 2016.

(3)

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

On January 7, 2016 the Company and Billion Rewards entered into a loan agreement (“January Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $100,000 (the “January Loan”) to the Company with the maturity date of January 31, 2017 and bearing no interest. On January 12, 2016 the Company received the January Loan in the amount of $100,000; the January loan remains outstanding as of September 30, 2016.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

On May 19, 2016 the Company and Billion Rewards entered into a loan agreement (“June Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $43,840 (the “June Loan”) to the Company with the maturity date of April 30, 2017 and bearing no interest. On June 9, 2016 the Company received the June Loan in the amount of $43,840; the June loan remains outstanding as of September 30, 2016.

During the year ended June 30, 2016, Billion Rewards advanced $24,706 as additional paid in capital to the Company.

No additional advances occurred in the three months ended September 30, 2016.

(4)

Commitments and Contingencies

Operating Lease

The Company entered into a non-cancelable operating sub-lease for office space on December 22, 2015 for a term that expires August 18, 2017 and paid $116,523 to the landlord of which $63,558 is a security deposit and $52,965 for five months prepaid rent of which $52,965 has been expensed as of September 30, 2016. The sub-lease commenced on February 7, 2016 and expires on August 18, 2017. Management is attempting to transfer the sub-lease to a related party.

(5)

Subsequent Events

The Company has evaluated events subsequent to September 30, 2016 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.

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

On October 23, 2015, the Company and Billion Reward Development Limited ("Billion Reward"), our majority shareholder which owns 80% of total issued and outstanding shares of the common stock of the Company, entered into a Loan Agreement ("October Loan Agreement"), whereby Billion Reward agrees to provide a loan in the amount of $200,000 (the "October Loan") to the Company with an original maturity date of April 30, 2016 extended to January 31, 2017 and bearing no interest. Under the October Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the "Offering") on or before February 28, 2016, the Loan will be automatically converted into shares of common stock, par value $.001 per share ("Common Stock") of the Company at the conversion price equal to the purchase price in the Offering. Pursuant to the October Loan Agreement, Billion Reward will be entitled to convert any portion or all of the October Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. On November 5, 2015, the Company received the October Loan in the amount of $200,000; the October Loan remains outstanding as of September 30, 2016.

On January 7, 2016 the Company and Billion Rewards entered into a loan agreement (“January Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $100,000 (the “January Loan”) to the Company with the maturity date of January 31, 2017 and bearing no interest. On January 12, 2016 the Company received the January Loan in the amount of $100,000; the January loan remains outstanding as of September 30, 2016.

On May 19, 2016 the Company and Billion Rewards entered into a loan agreement (“June Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $43,840 (the “June Loan”) to the Company with the maturity date of April 30, 2017 and bearing no interest. On June 9, 2016 the Company received the June Loan in the amount of $43,840; the June loan remains outstanding as of September 30, 2016.

As of September 30, 2016, our accumulated deficit was ($626,912). Our net loss for the three months ended September 30, 2016 was ($45,534). Our losses have principally been attributed to a lack of revenues while incurring operating expenses.

The following table provides selected condensed interim financial data about our company for the periods ended September 30, 2016 and 2015 and the year ended June 30, 2016. For detailed financial information, see the condensed interim financial statements included elsewhere herein.

	September 30,	June 30,
Balance Sheet Data	2016	2016
Cash	$23,372	$50,149
Total assets	99,646	123,733
Total liabilities	395,406	377,680
Shareholders' equity (deficit)	(295,760)	(253,947)

Results of Operations

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

The following summary of our results of operations should be read in conjunction with our unaudited condensed interim financial statements included herein. Our unaudited operating results for the periods ended September 30, 2016 and 2015 are summarized as follows:

	Periods Ended
	September 30
	2016	2015

Revenue	$—	$—
Operating Expenses	41,813	14,972
Net Loss	$(45,534)	$(14,983)

Revenues

We did not earn any revenues for the three months periods ended September 30, 2016. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Operating Expenses

Our operating expenses for the three month periods ended September 30, 2016 and 2015 (unaudited) are outlined in the table below:

	Periods Ended
	September 30
	2016	2015

Audit Fees	$7,000	7,500
Professional Fees	568	5,740
Rent expense	30,047	—
Other	4,198	1,732
Total Expenses	$41,813	$14,972

Net Loss

Operating expenses were composed of audit and professional fees and general and administrative expenses. The net loss for the periods ended September 30, 2016 and 2015 were $45,534, and $14,983, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.

It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. It is anticipated that the Company will require approximately $200,000 during the next 12 months to implement its business plan. As of September 30, 2016, the Company has limited capital with which to pay anticipated expenses.

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

As of September 30, 2016, there is substantial doubt about the Company's ability to continue as a going concern.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016, filed on October 13, 2016 (“Annual Report”), we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the three months ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting. (1) The Company has inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. (3) The Company has a limited corporate governance structure. Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards: we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, some of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions. (4) Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the three months ended September 30, 2016. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company's financial statements in a future annual or interim period. Management is aware of these issues and is planning to implement more stringent controls in the future.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of September 30, 2016.

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

Aladdin International, Inc.

Date: November 10, 2016	By	/s/ Qinghua Chen
Name: Qinghua Chen
Title: Chief Executive Officer, President, Treasurer, Secretary