Form 10-Q
period 2017-03-31
ALADDIN INTERNATIONAL INC /MN/
filed 2017-05-09
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No  ☐

As of April 30, 2017, the registrant had 4,548,435 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$64,121	$50,149
Prepaid expenses	4,207	7,973

Total Current Assets	68,328	58,122

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $621 at March 31, 2017 and $206 at June 30, 2016	1,638	2,053

Other Assets:
Security deposits	—	63,558

Total Other Assets	—	63,558

TOTAL ASSETS	$69,966	$123,733

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$22,024	$33,840
Related party note payable	343,840	343,840

Total Current Liabilities	365,864	377,680

TOTAL LIABILITIES	365,864	377,680

Commitments and contingencies (Note 1, 2, 4, 5 and 4)

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding at March 31, 2017 and June 30, 2016	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 4,548,435 issued and outstanding at March 31, 2017 and June 30, 2016	4,548	4,548
Additional paid-in capital	333,965	322,883
Accumulated deficit	(634,411)	(581,378)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(295,898)	(253,947)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$69,966	$123,733

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
		(Note 1)		(Note 1)

Revenues	$—	$—	$—	$—

Operating Expenses:
Audit fees	2,240	3,315	11,940	12,665
Professional fees	1,162	54,590	9,772	97,160
Payroll expenses	—	32,891	—	76,771
Rent expense	(51,136)	17,654	8,957	17,654
Other	3,034	4,655	11,282	11,242

Total Operating Expenses	(44,700)	113,105	41,951	215,492

Net Operating Income (Loss)	44,700	(113,105)	(41,951)	(215,492)

Other Expenses:
Interest Expense (Income), net	3,640	6,595	11,082	10,802

Total Other Expenses	3,640	6,595	11,082	10,802

Net Income (Loss)	$41,060	$(119,700)	$(53,033)	$(226,294)

Net Comprehensive Income (Loss)	$41,060	$(119,700)	$(53,033)	$(226,294)

Per Share	0.01	(0.03)	(0.01)	(0.05)

Weighted Average Shares Outstanding	4,548,435	4,548,435	4,548,435	4,548,435

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net (loss)	$(53,033)	$(226,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	415	67
Debt discount on convertible note	—	6,755
Imputed interest expense on related party notes	11,082	4,052
Increase (decrease) in accounts payable & accrued expenses	(11,816)	27,225
(Increase) decrease in prepaid expenses and deposits	67,324	(102,519)
Net Cash Provided by (Used in) Operating Activities	13,972	(290,714)

Cash Flows from Investing Activities:
Acquisition of furniture and equipment	—	(2,259)
Net Cash (used in) Investing Activities	—	(2,259)

Cash Flows from Financing Activities:
Proceeds from convertible note	—	200,000
Proceeds from loans, related party	—	93,840
Additional paid-in capital	—	1,422
Net Cash Provided by Financing Activities	—	295,262

Increase in Cash	13,972	2,289
Cash, Beginning of Period	50,149	1,195
Cash, End of Period	$64,121	$3,484

Interest Paid	$—	$11

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid-in capital	$—	$1,422
Debt discount on convertible note	$—	$8,059

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

(1)

Basis of Presentation and Summary of Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of Aladdin International, Inc. (the “Company” or “Aladdin”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2016 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

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

The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, filed on October 13, 2016 (“Annual Report”).  Interim results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.

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

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

(b)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At March 31, 2017 and June 30, 2016, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

(2)

Capital Stock

Pursuant to the Articles of Incorporation of the Company, the Company is authorized to issue 780,000,000 shares of common stock with $.001 par value and 20,000,000 shares of preferred stock with $.001 par value. There were 4,548,435 shares of common stock issued and outstanding on March 31, 2017 and June 30, 2016.

There were no preferred shares outstanding as of March 31, 2017.

The Company occasionally incurs expenses that are paid by related parties. When the related parties do not expect repayment these amounts are recorded as increases in additional paid-in capital. However, during the nine months ended March 31, 2017 related parties paid no expenses. Also included in additional paid in capital is $11,082 of imputed interest incurred during the nine months ended March 31, 2017.

(3)

Related Party Transactions

Before February 7, 2016, the Company used the offices of its former President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

On October 23, 2015, the Company and Billion Rewards Development (Billion Rewards), a British Virgin Island corporation whose beneficial owner is Mr. Shi Jianxiang, entered into a Loan Agreement (“October Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $200,000 (the “October Loan”) to the Company with an original maturity date of April 30, 2016 extended to January 31, 2017 and bearing no interest. Under the October Loan Agreement, if the Company conducted an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2016, the October Loan would be automatically converted into shares of common stock, par value $.001 per share of the Company at the conversion price equal to the purchase price in the Offering. In addition, pursuant to the October Loan Agreement, Billion Rewards would be entitled to convert any portion or all of the October Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. The Company estimated the intrinsic value of this embedded conversion feature and recorded it as a discount to related party convertible debt of $8,059 and amortized it fully as of June 30, 2016. On November 5, 2015 the Company received the October Loan in the amount of $200,000; the October Loan remains outstanding as of March 31, 2017.  On May 5, 2016 the Company and Billion Rewards entered into an amendment agreement (“Amendment No 1 to October Loan Agreement”), whereby Billion Rewards agreed to modify and amend the October Loan to make it nonconvertible and to extend the due date from April 30, 2016 to January 31, 2017 and on January 31, 2017 the due date was further extended to January 31, 2018.

On January 7, 2016 the Company and Billion Rewards entered into a loan agreement (“January Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $100,000 (the “January Loan”) to the Company with the maturity date of January 31, 2017 and bearing no interest. On January 31, 2017, Billion Rewards agreed to extend the due date from January 31, 2017 to January 31, 2018.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

On May 19, 2016 the Company and Billion Rewards entered into a loan agreement (“June Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $43,840 (the “June Loan”) to the Company with the maturity date of April 30, 2017 and bearing no interest. On June 9, 2016 the Company received the June Loan in the amount of $43,840; the June loan remains outstanding as of March 31, 2017.  On January 31, 2017, Billion Rewards agreed to extend the due date from January 31, 2017 to January 31, 2018.

During the year ended June 30, 2016, Billion Rewards advanced $24,706 as additional paid in capital to the Company.

No additional advances occurred in the nine months ended March 31, 2017.

(4)

Commitments and Contingencies

Operating Lease

The Company entered into a non-cancelable operating sub-lease for office space on December 22, 2015 for a term that expires August 18, 2017 and paid $116,523 to the landlord of which $63,558 is a security deposit and $52,965 for five months prepaid rent of which $52,965 has been expensed as of December 31, 2016. The sub-lease commenced on February 7, 2016 and expires on August 18, 2017. On January 24, 2017, the Company has terminated the lease and in March 2017 received a refund of $59,905.

(5)

Subsequent Events

The Company has evaluated events subsequent to March 31, 2017 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.

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

The "Company", "we," "us," and "our," refer to Aladdin International, Inc.

Overview

The Company was incorporated under the laws of the state of Minnesota on May 3, 1972. The Company was a franchisee of fast food restaurants in Milwaukee, Wisconsin until the franchised restaurants were sold in October 1998. The Company held a shareholder meeting on November 25, 2014 to reincorporate the Company in the State of Nevada through merging into Aladdin International, Inc. incorporated in Nevada and amend the Articles of Incorporation to increase the authorized capital stock of the Company to eight hundred million (800,000,000) shares. The authorized shares of stock consist of 780,000,000 shares of common stock with full voting rights and a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. The merger of the Minnesota Company into the Nevada Company was effective on December 23, 2014 and the Articles of Merger were filed on December 30, 2014.

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

On October 1, 2015, Kai Ming Zhao accepted an offer prescribed in the offer letter ("Offer Letter") from the Company to serve as the Chief Executive Officer of the Company. Under the Offer Letter, Mr. Zhao's total salary is $150,000 per year, with cash bonus based on performance. On October 20, 2015, the Board of Directors of the Company accepted the resignation of Mr. Ningdi Chen as the Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer of the Company. Also on October 20, 2015, the Board of Directors appointed Mr. Kai Ming Zhao as the Chief Executive Officer, President, Secretary, and Treasurer of the Company. Mr. Kai Ming Zhao was also the principal accounting officer of the Company.

On October 23, 2015, the Company and Billion Reward Development Limited ("Billion Reward"), our majority shareholder which owns 80% of total issued and outstanding shares of the common stock of the Company, entered into a Loan Agreement ("October Loan Agreement"), whereby Billion Reward agrees to provide a loan in the amount of $200,000 (the "October Loan") to the Company with an original maturity date of April 30, 2017 extended to January 31, 2018 and bearing no interest. Under the October Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the "Offering") on or before February 28, 2017, the Loan will be automatically converted into shares of common stock, par value $.001 per share ("Common Stock") of the Company at the conversion price equal to the purchase price in the Offering. Pursuant to the October Loan Agreement, Billion Reward will be entitled to convert any portion or all of the October Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. On November 5, 2015, the Company received the October Loan in the amount of $200,000; the October Loan remains outstanding as of March 31, 2017.

On January 7, 2016 the Company and Billion Reward entered into a loan agreement (“January Loan Agreement”), whereby Billion Reward agreed to provide a loan in the amount of $100,000 (the “January Loan”) to the Company with the maturity date of January 31, 2017 extended to January 31, 2017and bearing no interest. On January 12, 2017 the Company received the January Loan in the amount of $100,000.

On May 19, 2016 the Company and Billion Rewards entered into a loan agreement (“June Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $43,840 (the “June Loan”) to the Company with the maturity date of April 30, 2017 extended to January 31, 2018 and bearing no interest. On June 9, 2016 the Company received the June Loan in the amount of $43,840.

As of March 31, 2017, our accumulated deficit was ($634,411). Our stockholders' deficit as of March 31, 2017 was ($295,898). Our net income for the three months and net loss for the nine months ended March 31, 2017 were $41,058 and ($53,034), respectively. Our losses have principally been attributed to a lack of revenues while incurring operating expenses.

The following table provides selected condensed interim financial data about our company for the periods ended March 31, 2017 and the year ended June 30, 2016. For detailed financial information, see the condensed interim financial statements included elsewhere herein.

	March 31,	June 30,
Balance Sheet Data	2017	2016
Cash	$64,121	$50,149
Total assets	69,966	123,733
Total liabilities	365,864	377,680
Shareholders' equity (deficit)	(295,898)	(253,947)

Results of Operations

For the three and nine months ended March 31, 2017 compared to the three and nine months ended March 31, 2016

The following summary of our results of operations should be read in conjunction with our unaudited condensed interim financial statements included herein. Our unaudited operating results for the periods ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Operating Expenses	(44,700)	113,105	41,951	215,492
Net Income (Loss)	41,060	(119,700)	(53,033)	(226,294)

Revenues

We did not earn any revenues for the three and nine month periods ended March 31, 2017. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Operating Expenses

Our operating expenses for the three and nine month periods ended March 31, 2017 and 2016 (unaudited) are outlined in the table below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Operating Expenses:
Audit fees	$2,240	$3,315	$11,940	$12,665
Professional fees	1,162	54,590	9,772	97,160
Payroll expenses	—	32,891	—	76,771
Rent expense	(51,136)	17,654	8,957	17,654
Other	3,034	4,655	11,282	11,242
Total Operating Expenses	$(44,700)	$113,105	$41,951	$215,492

Operating expenses are comprised of audit, professional fees, payroll, rent and other general and administrative expenses. Operating expenses decreased by $157,805 or 139.52%, from $113,105 during the three months ended March 31, 2016 to ($44,700) during the three months ended March 31, 2017.  Also, operating expenses decreased by $173,541, or 80.53%, from $215,492 during the nine months ended March 31, 2016 to $41,951 during the nine months ended March 31, 2017.  These decreases are primarily due to the rent refund, and elimination of payroll expenses associated with a new executive officer and assistant hired in fiscal 2016, and reduction of legal.

Net Income (Loss)

The net income (loss) for the three month periods ended March 31, 2017 and 2016 were $41,060, and ($119,700), respectively, and for the nine month periods ended March 31, 2017 and 2016 were ($53,033) and ($226,294), respectively. The changes in net income (loss) are primarily due to the changes in operating expenses as discussed above.

Cash Flow

Our cash flows for the nine month periods ended March 31, 2017 and 2016 (unaudited) are outlined in the table below:

	Nine Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities:
Net (loss)	$(53,033)	$(226,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	415	67
Debt discount on convertible note	—	6,755
Imputed interest expense on related party notes	11,082	4,052
Increase (decrease) in accounts payable & accrued expenses	(11,816)	27,225
(Increase) decrease in prepaid expenses and deposits	67,324	(102,519)
Net Cash Provided by (Used in) Operating Activities	13,972	(290,714)
Cash Flows from Investing Activities:
Acquisition of furniture and equipment	—	(2,259)
Net Cash (used in) Investing Activities	—	(2,259)
Cash Flows from Financing Activities:
Issuance of common stock	—	—
Proceeds from convertible note	—	200,000
Proceeds from loans, related party	—	93,840
Additional paid-in capital	—	1,422
Net Cash Provided by Financing Activities	—	295,262
Increase in Cash	13,972	2,289

Total cash flows increased by $11,683, or 510.4% from $2,289 for the nine months ended March 31, 2016 to $13,972 for the nine months ended March 31, 2017. The increase was due to an increase in cash flows from operating activities.

Cash flows from operating activities were mainly comprised of the operating income and decrease in pre-paid expenses and security deposits offset by the decrease in accounts payable and accrued liabilities. These cash flows increased by $304,686, from ($290,714) for the nine months ended March 31, 2016 to $13,972 for the nine months ended March 31, 2017. The increase was due to decreases in the operating loss of $173,261 or 76.6%, as discussed above, and prepaid expenses and deposits of $169,843, being partially offset by decreased accrued liabilities of $39,041, from $27,225 to ($11,816) for the nine months ended March 31, 2016 and 2017, respectively. The changes in prepaid expenses, deposits and accrued liabilities mainly resulted from refund of operating lease of office space and the security deposit (refer to Note 4).

Financing cash flows decreased by $295,262, or 100%, from $295,262 for the nine months ended March 31, 2016 to none for the nine months ended March 31, 2017 (refer to Note 3).

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.

It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. It is anticipated that the Company will require approximately $200,000 during the next 12 months to implement its business plan. As of March 31, 2017, the Company has limited capital with which to pay anticipated expenses.

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

As of March 31, 2017, there is substantial doubt about the Company's ability to continue as a going concern.

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

As of March 31, 2017, our CEO evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. Our Management is responsible for monitoring the process pursuant to which information is gathered and analyze such information to determine the extent to which such information requires disclosure in the reports filed with the Securities and Exchange Commission. Based on such evaluation, our CEO has concluded that as of March 31, 2017, the disclosure controls and procedure of the Company were effective.

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Internal Control - Integrated Framework and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2017.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2017. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2017.

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

Aladdin International, Inc.

Date: May 8, 2017	By	/s/ Qinghua Chen
Name: Qinghua Chen
Title: Chief Executive Officer, President, Treasurer, Secretary