Form 10-K
period 2017-06-30
ALADDIN INTERNATIONAL INC /MN/
filed 2017-10-16
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☑
	reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

The aggregate market value of common equity held by non-affiliates as of June 30, 2017 was $350,229, based upon the closing price of the Registrant’s common stock as quoted in OTCMKTS Marketplace on such date. As of June 30, 2017 the registrant had outstanding 7,180,199 shares of common stock.

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

On June 3, 2017, a total of $343,840 of the third party loans was converted to a total of 2,631,764 shares of Common Stock of the Company (Form 8-K, the “Debt Conversion Agreement”), As a result, Billion Rewards Development Limited held an aggregate of 6,270,512 shares of Common Stock of the Company, which represents 87.33% of the issued and outstanding shares of Common Stock as of June 30, 2017

The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

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

T.  Public Market Exists. The principle trading market for our common stock is QTCMKTS marketplace. There were 7,180,199 shares of our common stock outstanding as of June 30, 2017. No assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities. Because of the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

Market Information.

The Company’s securities are traded at Nasdaq OTSQB market. Below is its monthly trading summary from July 1, 2016 to June 30, 2017.

Date	Open	High	Low	Close	Volume
2016-07-01	0.15	0.34	0.15	0.34	15,550
2016-08-01	0.34	0.45	0.20	0.20	23,953
2016-09-01	0.20	0.30	0.20	0.2999	3,050
2016-10-01	0.2999	0.2999	0.18	0.18	412
2016-11-01	0.18	0.185	0.18	0.185	3,000
2016-12-01	0.185	0.185	0.18	0.18	1,550
2017-01-01	0.18	0.30	0.18	0.30	500
2017-02-01	0.30	0.30	0.30	0.30	1,200
2017-03-01	0.30	0.30	0.30	0.30	0
2017-04-01	0.30	0.30	0.18	0.18	1,200
2017-05-01	0.18	0.201	0.18	0.201	402
2017-06-01	0.201	0.55	0.201	0.385	14,776

There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company’s common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. As of June 30, 2017, 7,180,199 of the Company’s outstanding shares are eligible for transfer without registration under the Act.

(b)

Holders.

As of June 30, 2017, there were approximately 146 holders of the Company's Common Stock.

(c)

Dividends.

No dividends have been paid by the Company on any of its securities in the two most recent fiscal years and such dividends are not contemplated in the foreseeable future.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the fiscal years ended June 30, 2017 and June 30, 2016

The following table provides selected financial data about our company for the years ended June 30, 2017 and June 30, 2016. For detailed financial information, see the financial statements included in this annual report.

Balance Sheet Data:	6/30/2017	6/30/2016
Cash	$59,529	$50,149
Total assets	62,870	123,733
Total liabilities	52,013	377,680
Shareholders' equity (deficit)	$10,857	$(253,947)

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the years ended June 30, 2017 and 2016 are summarized as follows:

	Years Ended June 30,
	2017	2016
Revenue	$—	$—
Operating Expenses	79,040	279,862
Net Loss	$(277,852)	$(295,123)

Revenues

We have not earned any revenues for the fiscal years ended June 30, 2017 and June 30, 2016. We are presently in the development of our business and we can provide no assurance that we will begin earning revenues.

Expenses

Our expenses for the years ended June 30, 2017 and 2016 are outlined in the table below:

	Years Ended June 30
	2017	2016
Audit Fees	$18,545	$15,085
Professional Fees	35,879	112,000
Payroll expenses	—	77,161
Rent and lease expenses	8,957	57,056
Interest expenses	13,667	15,261
Loss on extinguishment of debt	185,145	—
Other	15,659	18,560
Total Expenses	$277,852	$295,123

The professional fees for the fiscal years ended June 30, 2017 and June 30, 2016 were $35,879, and $112,000, respectively. Professional fees include our accounting expenses incurred in connection with the preparation of our financial statements, professional fees that we pay to our legal counsel and other professional fees. The increase in our audit fees and professional fees is associated with our developmental business activity.

Net Losses

Operating expenses were composed of professional fees and general and administrative expenses. The net loss for the fiscal years ended June 30, 2017 and June 30, 2016 were $277,852, and $295,123, respectively. In addition to professional fees and general and administrative expenses we also incurred payroll, rental and interest expenses for the year ended June 30, 2016 and rental and interest expenses for the year ended September 30, 2017..

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations, and has recurring losses, which raise substantial doubt about its ability to continue as a going concern.

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

It is anticipated that the Company will require approximately $60,000 during the next 12 months to implement its business plan described herein. The Company has limited capital with which to pay these anticipated expenses. It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. The Company has not identified any alternative sources and there is substantial doubt about the Company’s ability to continue as a going concern.

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

(e)  Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2017 and 2016, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

Depreciation expense totaled $554 and $206 for the years ended June 30, 2017 and 2016, respectively.  Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

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

(n)  Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2017 and June 30, 2016, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(o)  Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

ALADDIN INTERNATIONAL, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Aladdin International, Inc.

We have audited the accompanying balance sheets of Aladdin International, Inc., as of June 30, 2017 and 2016, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aladdin International, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has no business operations, has recurring losses, and has negative working capital and shareholders’ deficits at June 30, 2017, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Littleton, Colorado
September 22, 2017

ALADDIN INTERNATIONAL, INC.

BALANCE SHEETS

	June 30, 2017	June 30, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$59,529	$50,149
Prepaid expenses	1,842	7,973
Total Current Assets	61,371	58,122

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $760 and $206, respectively	1,499	2,053
Total Fixed Assets	1,499	2,053

Other Assets:
Security deposit	—	63,558
Total Other Assets	—	63,558

TOTAL ASSETS	$62,870	$123,733

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$52,013	$33,840
Related party notes payable	—	343,840
Total Current Liabilities	52,013	377,680

TOTAL LIABILITIES	52,013	377,680

Commitments and Contingencies (Notes 1, 2, 4, 5 and 6)

Stockholders' equity (deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,180,199 issued and outstanding at June 30, 2017 and 4,548,435 at June 30, 2016	7,180	4,548
Additional paid-in capital	862,907	322,883
Accumulated (deficit)	(859,230)	(581,378)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	10,857	(253,947)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$62,870	$123,733

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

 STATEMENTS OF OPERATIONS

	Year Ended June 30, 2017	Year Ended June 30, 2016
Revenues	$—	$—

Operating Expenses:
Audit fees	18,545	15,085
Professional fees	35,879	112,000
Payroll expenses	—	77,161
Rent and lease expenses	8,957	57,056
Other	15,659	18,560
Total Operating Expenses	79,040	279,862

Net Operating (Loss)	(79,040)	(279,862)

Other Expenses:
Interest and amortization of debt discount expense	13,667	15,261
Loss on extinguishment of debt	185,145	—
Total Other Expenses	198,812	15,261

Net (Loss)	$(277,852)	$(295,123)

Per Share	$(.06)	$(.07)

Weighted Average Shares Outstanding	4,743,113	4,548,435

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from July 1, 2015 through June 30, 2017

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at June 30, 2015	4,548,435	$4,548	$282,511	$(286,255)	$804
Debt discount on convertible note	—	—	8,059	—	8,059
Imputed Interest	—	—	7,207	—	7,207
Conversion of advance from affiliate to paid-in capital (Note 4)	—	—	25,106	—	25,106
Net loss-year ended June 30, 2016	—	—	—	(295,123)	(295,123)

Balance at June 30, 2016	4,548,435	4,548	322,883	(581,378)	(253,947)
Imputed Interest	—	—	13,671	—	13,671
Issuance of stock for debt conversion (Note 4)	2,631,764	2,632	526,353	—	528,985
Net loss-year ended June 30, 2017	—	—	—	(277,852)	(277,852)

Balance at June 30, 2017	7,180,199	$7,180	$862,907	$(859,230)	$10,857

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2017	Year Ended June 30, 2016
Cash Flows from Operating Activities:
Net (loss)	$(277,852)	$(295,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	554	206
Debt discount on convertible note	—	8,059
Imputed interest expense on related party notes	13,671	7,207
Increase in accounts payable & accrued expenses	18,173	33,274
Loss on extinguishment of debt	185,145	—
(Increase) in prepaid expenses and deposits	69,689	(71,356)
Net Cash (Used in) Operating Activities	9,380	(317,733)

Cash Flows from Investing Activities:
Acquisition of furniture and equipment	—	(2,259)
Net Cash (used in) Investing Activities	—	(2,259)

Cash Flows from Financing Activities:
Proceeds from loans, related party	—	343,840
Additional paid-in capital	—	25,106
Net Cash Provided by Financing Activities	—	368,946

Increase in Cash	9,380	48,954
Cash, Beginning of Period	50,149	1,195
Cash, End of Period	$59,529	$50,149

Interest Paid	$—	$11
Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid-in capital	$—	$25,106
Debt discount on convertible note	$—	$8,059
Conversion of debt to common stock	$343,840	$—

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

June 30, 2017

(1)

Summary of Accounting Policies, and Description of Business (Continued)

(e)  Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2017 and 2016, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

Depreciation expense totaled $554 and $206 for the years ended June 30, 2017 and 2016, respectively.  Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

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

(k)  Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2017 and June 30, 2016, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

(2)

Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward if not used, will expire in various years through 2037, and is severely restricted as per the Internal Revenue code due to the change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws. With few exceptions, our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before June 30, 2014.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(2)

Income Taxes (Continued)

The Company’s estimated deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2017	$ 528,585	Various	$ 97,788	$ 97,788	$ 11,997	—
June 30, 2016	$ 463,739	Various	$ 85,791	$ 85,791	$ (54,597)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry-forward	(15.0)%
State tax (benefit) net of Federal benefit	(3.5)%
Deferred income tax valuation allowance	18.5%
Actual tax rate	—

(3)

Common Stock and Migratory Merger

Pursuant to the Articles of Incorporation of Aladdin International, Inc., the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 7,180,199 and 4,548,435 shares of common stock issued and outstanding at June 30, 2017 and June 30, 2016, respectively. During the year ended June 30, 2017, the Company issued 2,631,764 restricted shares on common stock in connection with the conversion of related party debt (see note 4).

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

On November 25, 2014, the Board of Directors and the Company shareholders approved an Agreement and Plan of Merger effectively changing the name of the Company to Aladdin International Inc., a Nevada corporation and simultaneously adopting the new capital structure which includes total authorized capital stock of 800,000,000, of which 780,000,000 are common stock and 20,000,000 are blank check preferred stock. There were no preferred shares outstanding as of June 30, 2017.

In accordance with the Agreement and Plan of Merger, effective December 30, 2014, Aladdin International, Inc. adopted the new capital structure which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share and 20,000,000 shares are preferred stock, with a par value of $.001 per share. The preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, and shall be stated in the resolutions adopted by the Company’s board providing for the issuance of such preferred stock or series thereof. In addition, the issued and outstanding shares of our common stock automatically converted shares of Aladdin International, Inc. (Minnesota) at a ratio of one (1) share of our currently outstanding common stock for one (1) share of Aladdin International, Inc. (Nevada).

The merger of the Minnesota Company into the Nevada Company was effective on December 23, 2014 and the Articles of Merger were filed on December 30, 2014.

All references in the accompanying financial statements to the number of shares authorized and outstanding have been retroactively adjusted to reflect the new capital structure and par values effective December 23, 2014.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(4)

Related Party Transactions

Currently, the Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

On October 23, 2015, the Company and Billion Rewards Development (Billion Rewards), a British Virgin Island corporation whose beneficial owner is Mr. Shi Jianxiang, entered into a Loan Agreement (“October Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $200,000 (the “October Loan”) to the Company with an original maturity date of April 30, 2016 extended to January 31, 2017 and bearing no interest. Under the October Loan Agreement, if the Company conducted an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2016, the October Loan would be automatically converted into shares of common stock, par value $.001 per share of the Company at the conversion price equal to the purchase price in the Offering. In addition, pursuant to the October Loan Agreement, Billion Rewards would be entitled to convert any portion or all of the October Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. The Company has estimated the intrinsic value of this embedded conversion feature and recorded it as a discount to related party convertible debt of $8,059 and amortized it fully as of June 30, 2016. On November 5, 2015 the Company received the October Loan in the amount of $200,000.  On May 5, 2016 the Company and Billion Rewards entered into an amendment  agreement (“Amendment No 1 to October Loan Agreement”), whereby Billion Rewards agreed to modify and amend the October Loan to make it nonconvertible and to extend the due date from April 30, 2016 to January 31, 2017 and bearing no interest.

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

The Company occasionally incurs expenses that are paid by related parties. When the related parties do not expect repayment these amounts are recorded as increases in additional paid-in capital. During the years ended June 30, 2017 and 2016, the related parties paid expenses totaling $0 and $25,106, respectively. Also included in additional paid in capital for the years ended June 30, 2017 and 2016 are $13,671 and $7,207, respectively, of imputed interest incurred.

On June 3, 2017, Billion Rewards and the Company entered in a Debt Conversion Agreement (the "Agreement") pursuant to which Billion Rewards converted certain outstanding promissory notes (the "Notes") in the aggregate principal amount of $343,840 into shares of the Company’s Common Stock. The conversion price of the Notes was $0.131 per share and the market price was $0.201 per share, resulting in a $185,145 discount, which was recorded as loss on extinguishment of debt in the statement of operations. In accordance with the terms of the Agreement, the Notes were converted into 2,631,764 shares of Common Stock and the Notes were cancelled. As a result of such conversion and issuance of Common Stock, the Company’s issued and outstanding Common Stock totaled 7,180,199 shares as of June 3, 2017.  Billion Rewards beneficially owns 6,270,512 shares of Common Stock, which represents 87.3% of the total outstanding shares of the Company’s Common Stock as of June 30, 2017.

Notes payable balances at June 2017 and 2016 are as follows:

	June 30, 2017	June 30, 2016
Billion Rewards – 10/23/2015 Note	$—	$200,000
Billion Rewards – 01/07/2016 Note	—	$100,000
Billion Rewards – 05/19/2016 Note	—	$43,840
Total:	$—	$343,840

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

(5)

Commitments and Contingencies

Operating Lease

The Company entered into a non-cancelable operating sub-lease for office space on December 22, 2015 for a term that expires August 18, 2017 and paid $116,523 to the landlord of which $63,558 was a security deposit and $52,965 for five months prepaid rent of which all has been expensed as of June 30, 2017. Total rent expensed for the years ended June 30, 2017 and 2016 was $8,957 and $57,056, respectively. The sub-lease was for an 18-month period and commenced on February 7, 2016. On January 24, 2017, the Company has terminated the lease and in March 2017 received $59,905 as a partial return of the security deposit..

(6)

Change in Control of the Company

On July 20, 2015, Michael Friess and Sanford Schwartz (collectively, the “Shareholders”), former majority shareholders of the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Billion Rewards, pursuant to which the Shareholders sold to Billion Rewards an aggregate of 3,638,748 shares of common stock, par value $.001 per share of the Company (the “Majority Interests”) for $300,000 (the “Transaction”), resulting in Billion Rewards owning approximately 80% of the then total outstanding shares of the Company, and a change in control of the Company.

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

Also on May 20, 2016, the Board of Directors of the Company accepted the resignation of Mr. Ningdi Chen, effective immediately after the election of Mr. Qinghua Chen to the Board of Directors. Mr. Ningdi Chen’s resignation as a Director does not result from any disagreement with the Company, its management, or the Board of Directors, on any matter relating to the Company’s operations, policies or practices.

(7)

Subsequent Events

The Company has evaluated events subsequent to June 30, 2017 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the year ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of June 30, 2017, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting. (1) The Company has inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. (3) The Company has a limited corporate governance structure. Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards: we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, some of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions. (4) Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the year ended June 30, 2017. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company's financial statements in a future annual or interim period. Management is aware of these issues and is planning to implement more stringent controls in the future.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of June 30, 2017.

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

ITEM 9B.

OTHER INFORMATION.

NONE.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Qinghua Chen	54	Chairman and CEO, President, Secretary, CFO, Treasurer and Director

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

Significant Employees

We currently have one employee, our executive officer, Qinghua Chen. He devotes approximately 5% of his time to our business and currently is responsible for our general strategy, fund raising and customer relations. Once revenues will support the expense we will hire additional staff.

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

Meetings of the Board of Directors

During the fiscal year ended June 30, 2017, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred as of June 30, 2017.

Summary Compensation Table

	Year	Salary($)	Stock Awards	All other Compensation	Total Compensation

Qinghua Chen(1) President, CEO, Secretary, CFO, Director	2017	—	—	—	—

(1)

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

	Office	Shares Beneficially Owned(1)	Percent of Class(2)

Officers and Directors

Qinghua Chen 67-76 Exeter Street Forest Hills, NY 11375	Chief Executive Officer, President, Director	0	0%

All officers and directors as a group (1 persons named above)		0	0%

5% Securities Holders

Billion Rewards Development Limited Beneficial Owner: Jianxiang Shi 3rd Floor, J&C Building, P.O. Box 933 Road Town, Tortola, British Virgin Islands VG1110		6,270,512	87.3%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

Based on 7,180,199 shares of the Company’s Common Stock issued and outstanding.

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

On October 23, 2015, the Company and Billion Rewards entered into a Loan Agreement (“October Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $200,000 (the “October Loan”) to the Company with an original maturity date of April 30, 2016 extended to January 31, 2017 and bearing no interest. Under the October Loan Agreement, if the Company conducted an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2016, the October Loan would be automatically converted into shares of common stock, par value $.001 per share of the Company at the conversion price equal to the purchase price in the Offering.  On November 5, 2015 the Company received the October Loan in the amount of $200,000. On May 5, 2016, the Company and Billion Rewards modified and amended the October Loan to make it nonconvertible and to extend the due date from April 30, 2016 to January 31. The loan was converted to the Company’s Common Stock on June 3, 2017.

On January 7, 2016 the Company and Billion Rewards entered into a loan agreement (“January Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $100,000 (the “January Loan”) to the Company with the maturity date of January 31, 2017 and bearing no interest. On January 12, 2016 the Company received the January Loan in the amount of $100,000. The loan was converted to the Company’s Common Stock on June 3, 2017.

On May 19, 2016 the Company and Billion Rewards entered into a loan agreement (“June Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $43,840 (the “June Loan”) to the Company with the maturity date of April 30, 2017 and bearing no interest. On June 9, 2016 the Company received the June Loan in the amount of $43,840.  The loan was converted to the Company’s Common Stock on June 3, 2017.

The Company occasionally incurs expenses that are paid by related parties. When the related parties do not expect repayment these amounts are recorded as increases in additional paid-in capital. During the years ended June 30, 2017 and 2016, the related parties paid expenses totaling $0 and $25,106, respectively. Also included in additional paid in capital for the years ended June 30, 2017and 2016 are $13,671 and $7,757, respectively, of imputed interest incurred.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the fiscal years ended June 30, 2017 and 2016 for professional services rendered by our principal accountant, Schumacher & Associates, Inc., for the audit of our annual financial statements and quarterly reviews were $18,545 and $15,085, respectively.

Audit Related Fees

The Company incurred no fees for the fiscal years ended June 30, 2017 and 2016 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Service Fees

The Company incurred no fee for the fiscal years ended June 30, 2017 and 2016 for professional services rendered by our principal accountant for tax preparation.

All Other Fees

The Company did not incur any fees for other professional services rendered by our principal accountant during the fiscal years ended June 30, 2017 and 2016.

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

ALADDIN INTERNATIONAL, INC.

By	/s/ Qinghua Chen
Qinghua Chen
Chief Executive Officer, Chief Financial Officer, President, Secretary
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	October 1, 2017