Form 10-Q
period 2017-09-30
ALADDIN INTERNATIONAL INC /MN/
filed 2017-11-14
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No  ☐

As of November 10, 2017, the registrant had 7,180,199 shares of common stock, par value $.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,886	$59,529
Prepaid expenses	9,325	1,842

Total Current Assets	25,211	61,371

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $898 at September 30 and $760 at June 30, 2017	1,361	1,499

Total Fixed Assets	1,361	1,499

TOTAL ASSETS	$26,572	$62,870

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$25,135	$52,013

Total Current Liabilities	25,135	52,013

TOTAL LIABILITIES	25,135	52,013

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding at September 30, 2017 and June 30, 2017, respectively	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,180,199 and issued and outstanding at September 30, 2017 and June 30, 2017	7,180	7,180
Additional paid-in capital	862,907	862,907
Accumulated deficit	(868,650)	(859,230)

TOTAL STOCKHOLDERS' EQUITY	1,437	10,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,572	$62,870

The accompanying notes are an integral part of the unaudited financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	September 30,
	2017	2016

Revenues	$—	$—

Operating Expenses:
Audit fees	3,500	7,000
Professional fees	525	568
Rent expense	—	30,047
Filing fees	1,781	—
Licenses and permits	3,425	2,533
Other	191	1,665

Total Operating Expenses	9,422	41,813

Net Operating (Loss)	(9,422)	(41,813)

Other Expenses:
Interest Expense, net	(2)	3,721

Total Other Expenses	(2)	3,721

Net Loss	$(9,420)	$(45,534)

Net loss Per Share – Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	7,180,199	4,548,435

The accompanying notes are an integral part of the unaudited financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(9,420)	$(45,534)
Adjustment to reconcile net cash used in operating activities
Depreciation	138	138
Imputed interest expense on related party note	—	3,721
Changes in Operating assets and liabilities
Changes in accounts payable & accrued expenses	(26,878)	17,726
Increase in pre-paid expenses & deposits	(7,483)	(2,828)
Net Cash Used in Operating Activities	(43,643)	(26,777)

Decrease in Cash	(43,643)	(26,777)

Cash and Cash Equivalents, Beginning of Period	59,529	50,149

Cash and Cash Equivalents, End of Period	$15,886	$23,372

Interest Paid	$—	$—

Income Taxes Paid	$—	$—

The accompanying notes are an integral part of the financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

(Unaudited)

(1)

Basis of Presentation and Summary of Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of Aladdin International, Inc. (the “Company” or “Aladdin”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2017 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and recurring losses and has negative working capital and shareholders’ deficits, and due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued, as the continuation and expansion of its business is dependent upon obtaining further financing. The Company has financed its operations primarily through the sale of stock and advances from a related party.  There is no assurance that these advances will continue in the future.  The condensed interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed on October 1, 2017 (“Annual Report”).  Interim results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.

(a)  Related Party Debt – Non-Convertible Note

The Company occasionally obtains financing from related parties in the form of notes payable. The Company accounts for such notes following the guidance set forth in ASC 470, Debt, and ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) simplifying the Presentation of Debt Issuance Costs.

(b)  Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At September 30, 2017 and June 30, 2017, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(c)  Reclassifications

Certain amounts previously reported have been reclassified to conform to current presentation. The other in the operating expense for the three months ended September 30, 2016 is reclassified into licenses and permit and other.

(d)  Furniture and equipment

Furniture and equipment are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight line method of depreciation as follows:

Furniture	7 years
Equipment	3 - 5 years

ALADDIN INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

(Unaudited)

(e)  Prepaid expense

Prepaid expense mainly includes the OTCQB annual subscription fee.

(2)

Capital Stock

Pursuant to the Articles of Incorporation of the Company, the Company is authorized to issue 780,000,000 shares of common stock with $.001 par value and 20,000,000 shares of preferred stock with $.001 par value. There were 7,180,199 shares of common stock issued and outstanding on September 30, 2017 and June 30, 2017.

There were no preferred shares outstanding as of September 30, 2017.

(3)

Related Party Transactions

Currently, the Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

(4)

Commitments and Contingencies

Operating Lease

The Company entered into a non-cancelable operating sub-lease for office space on December 22, 2015 for a term that expires August 18, 2017 and paid $116,523 to the landlord of which $63,558 is a security deposit and $52,965 for five months prepaid rent of which $52,965 has been expensed as of June 30, 2017. On January 24, 2017, the Company has terminated the lease and in March 2017 received $59,905 as a partial return of the security deposit.

(5)

Subsequent Events

The Company has evaluated events subsequent to September 30, 2017 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.  No subsequent events were noted that require recognition or disclosure in the financial statement.

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

On June 3, 2017, a total of $343,840 of the third party loans was converted to a total of 2,631,764 shares of Common Stock of the Company (Form 8-K, the “Debt Conversion Agreement”), As a result, Billion Rewards Development Limited held an aggregate of 6,270,512 shares of Common Stock of the Company, which represents 87.33% of the issued and outstanding shares of Common Stock as of June 30, 2017.

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

As of September 30, 2017, our accumulated deficit was ($868,650). Our net loss for the three months ended September 30, 2017 was ($9,420). Our losses have principally been attributed to a lack of revenues while incurring operating expenses.

The following table provides selected condensed interim financial data about our company for the periods ended September 30, 2017 and the year ended June 30, 2017. For detailed financial information, see the condensed interim financial statements included elsewhere herein.

	September 30,	June 30,
Balance Sheet Data	2017	2017
Cash	$15,886	$59,529
Total assets	26,572	62,870
Total liabilities	25,135	52,013
Shareholders' equity	1,437	10,857

Results of Operations

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

The following summary of our results of operations should be read in conjunction with our unaudited condensed interim financial statements included herein. Our unaudited operating results for the periods ended September 30, 2017 and 2016 are summarized as follows:

	Periods Ended
	September 30
	2017	2016

Revenue	$—	$—
Operating Expenses	9,422	41,813
Net Loss	$(9,420)	$(45,534)

Revenues

We did not earn any revenues for the three months periods ended September 30, 2017. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Operating Expenses

Our operating expenses for the three month periods ended September 30, 2017 and 2016 (unaudited) are outlined in the table below:

	Periods Ended
	September 30
	2017	2016

Audit fees	$3,500	7,000
Professional fees	525	568
Rent expense	—	30,047
Filing fees	1,781	—
License and permits	3,425	2,533
Other	191	1,665
Total Expenses	$9,422	$41,813

Net Loss

Operating expenses were composed of audit and professional fees and general and administrative expenses. The net loss for the periods ended September 30, 2017 and 2016 were $9,420, and $45,534, respectively.

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

As of September 30, 2017, there was substantial doubt about the Company's ability to continue as a going concern.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017, filed on October 16, 2017 (“Annual Report”), we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Not applicable because we are a smaller reporting company.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

However, our internal controls over financial reporting, as discussed in our Annual Report on Form 10-K for the year ended June 30, 2017 filed with the SEC on October 16, 2017, are not effective due to the material weaknesses as disclosed therein.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the three months ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Not applicable because we are a smaller reporting company.

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

Aladdin International, Inc.

Date: November 14, 2017	By	/s/ Qinghua Chen
Name: Qinghua Chen
Title: Chief Executive Officer, President, Treasurer, Secretary