Form 10-Q
period 2017-12-31
ALADDIN INTERNATIONAL INC /MN/
filed 2018-02-14
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if	☐	Smaller reporting company	☑
smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No  ☐

As of February 14, 2018, the registrant had outstanding 7,180,199 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The following unaudited interim financial statements of Aladdin International, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

ALADDIN INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$2,676	$59,529
Prepaid expenses	7,122	1,842

Total Current Assets	9,798	61,371

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $1,037 at December 31 and $760 at June 30, 2017	1,222	1,499

Total Fixed Assets	1,222	1,499

TOTAL ASSETS	$11,020	$62,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$27,961	$52,013

Total Current Liabilities	27,961	52,013

TOTAL LIABILITIES	27,961	52,013

Commitments and contingencies (Note 1, 2, 4, 5 and 6)	—	—

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding at December 31, 2017 and June 30, 2017	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,180,199 and issued and outstanding at December 31, 2017 and June 30, 2017	7,180	7,180
Additional paid-in capital	862,907	862,907
Accumulated deficit	(887,028)	(859,230)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(16,941)	10,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,020	$62,870

The accompanying notes are an integral part of the unaudited financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
		(Note 1)		(Note 1)

Revenues	$—	$—	$—	$—

Operating Expenses:
Audit fees	6,100	2,700	9,600	9,700
Professional fees	8,500	8,043	8,500	8,610
Rent expense	—	30,047	—	60,093
Licenses and permits	2,500	—	5,925	—
Other	1,279	4,048	3,777	8,248

Total Operating Expenses	18,379	44,838	27,802	86,651

Net Operating Loss	(18,379)	(44,838)	(27,802)	(86,651)

Other Expenses:
Interest Expense (Income), net	—	3,721	(4)	7,442

Total Other Expenses	—	3,721	(4)	7,442

Net Loss	$(18,379)	$(48,559)	$(27,798)	$(94,093)

Net Comprehensive Loss	$(18,379)	$(48,559)	$(27,798)	$(94,093)

Per Share	(0.00)	(0.01)	(0.01)	(0.02)

Weighted Average Shares Outstanding	4,548,435	4,548,435	4,548,435	4,548,435

The accompanying notes are an integral part of the unaudited financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(27,798)	$(94,093)
Adjustment to reconcile net cash used in operating activities
Depreciation	277	277
Imputed interest expense on related party note	—	7,442
Changes in operating assets and liabilities
Increase (decrease) in accounts payable & accrued expenses	(24,052)	42,973
Decrease (increase) in pre-paid expenses & deposits	(5,280)	869
Net Cash Used in Operating Activities	(56,853)	(42,532)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:	—	—

Decrease in Cash	(56,853)	(42,532)

Cash and Cash Equivalents, Beginning of Period	59,529	50,149

Cash and Cash Equivalents, End of Period	$2,676	$7,617

Interest Paid	$—	$—

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid in capital	$—	$—

The accompanying notes are an integral part of the unaudited financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

(1)

Basis of Presentation and Summary of Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of Aladdin International, Inc. (the “Company” or “Aladdin”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2017 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

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

The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed on October 1, 2017 (“Annual Report”).  Interim results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.

(a)  Related Party Debt - Convertible Note

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

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

(b)  Related Party Debt – Non-Convertible Note

The Company occasionally obtains financing from related parties in the form of notes payable. The Company accounts for such notes following the guidance set forth in ASC 470, Debt, and ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) simplifying the Presentation of Debt Issuance Costs.

(c)  Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At December 31, 2017 and June 30, 2017, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(d)  Reclassifications

Certain amounts previously reported have been reclassified to conform to current presentation. Other of the Operating Expenses are reclassified to include Filing fees.

(e)  Operating Leases

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

(f)  Furniture and equipment

Furniture and equipment are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight line method of depreciation as follows:

Furniture	7 years
Equipment	3 - 5 years

(g)  Prepaid expenses

Prepaid expenses include annual fees required by such agents as Corporate Stock Transfer, OTCQB Market, and Godaddy.com.

(h)  Account payable

Account payable mainly includes fees for legal containers because of lack of cash in a certain period.

(2)

Capital Stock

Pursuant to the Articles of Incorporation of the Company, the Company is authorized to issue 780,000,000 shares of common stock with $.001 par value and 20,000,000 shares of preferred stock with $.001 par value. There were 7,180,199 shares of common stock issued and outstanding on December 31, 2017 and June 30, 2017.

There were no preferred shares outstanding as of December 31, 2017.

(3)

Related Party Transactions

Currently, the Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

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

The Company occasionally incurs expenses that are paid by related parties. When the related parties do not expect repayment these amounts are recorded as increases in additional paid-in capital. For the year ended June 30, 2017, $13,671 of the imputed interest incurred was included in additional paid in capital.

On June 3, 2017, Billion Rewards and the Company entered in a Debt Conversion Agreement (the "Agreement") pursuant to which Billion Rewards converted certain outstanding promissory notes (the "Notes") in the aggregate principal amount of $343,840 into shares of the Company’s Common Stock. The conversion price of the Notes was $0.131 per share and the market price was $0.201 per share, resulting in a $185,145 discount, which was recorded as loss on extinguishment of debt in the statement of operations. In accordance with the terms of the Agreement, the Notes were converted into 2,631,764 shares of Common Stock and the Notes were cancelled. As a result of such conversion and issuance of Common Stock, the Company’s issued and outstanding Common Stock totaled 7,180,199 shares as of June 3, 2017.  Billion Rewards beneficially owns 6,270,512 shares of Common Stock, which represents 87.3% of the total outstanding shares of the Company’s Common Stock as of December 31, 2017.

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

(5)

Subsequent Events

The Company has evaluated events subsequent to December 31, 2017 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.

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

On June 3, 2017, a total of $343,840 of the third party loans was converted to a total of 2,631,764 shares of common stock of the Company. As a result, Billion Rewards Development Limited held an aggregate of 6,270,512 shares of common stock of the Company, which represents 87.33% of the issued and outstanding shares of common stock as of June 30, 2017.

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

On October 23, 2015, the Company and Billion Reward Development Limited ("Billion Reward"), our majority shareholder which owns 80% of total issued and outstanding shares of the common stock of the Company, entered into a Loan Agreement ("October Loan Agreement"), whereby Billion Reward agrees to provide a loan in the amount of $200,000 (the "October Loan") to the Company with an original maturity date of April 30, 2016 extended to January 31, 2017 and bearing no interest. Under the October Loan Agreement, if the Company conducts an offering for a total amount of $2,000,000 (the "Offering") on or before February 28, 2016, the Loan will be automatically converted into shares of common stock, par value $.001 per share,  of the Company at the conversion price equal to the purchase price in the Offering. Pursuant to the October Loan Agreement, Billion Reward will be entitled to convert any portion or all of the October Loan into shares of common stock of the Company, at the conversion price of volume weighted average price of the common stock as reported by Bloomberg for twenty trading days prior to such conversion.

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

As of December 31, 2017, our accumulated deficit was ($887,028). Our net loss for the three months ended December 31, 2017 was ($18,379). Our losses have principally been attributed to a lack of revenues while incurring operating expenses.

The following table provides selected condensed interim financial data about our company for the periods ended December 31, 2017 and the year ended June 30, 2017. For detailed financial information, see the condensed interim financial statements included elsewhere herein.

	December 31,	June 30,
Balance Sheet Data	2017	2017
	(unaudited)
Cash	$2,676	$59,529
Total assets	11,020	62,870
Total liabilities	27,961	52,013
Shareholders' equity (deficit)	(16,941)	10,857

Results of Operations

For the three and six months ended December 31, 2017 compared to the three and six months ended December 31, 2016.

The following summary of our results of operations should be read in conjunction with our unaudited condensed interim financial statements included herein. Our unaudited operating results for the periods ended December 31, 2017 and 2016 are summarized as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2017	2016		2017	2016

Revenues	$—	$		$—	$—
Operating Expenses	18,379		44,838	27,802	86,651
Net Loss	$(18,379)		$(48,559)	$(27,798)	$(94,093)

Revenues

We did not earn any revenues for the three-month periods ended December 31, 2017. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Operating Expenses

Our operating expenses for the three-month periods ended December 31, 2017 and 2016 (unaudited) are outlined in the table below:

	Three Months Ended
	December 31 (unaudited)
	2017	2016

Audit fees	$6,100	2,700
Professional fees	8,500	8,043
Rent expense	—	30,047
Filing fees	688	—
License and permits	2,500	—
Other	591	4,048
Total Expenses	$18,379	$44,838

The total operating expenses were reduced from the three-month period ended December 31, 2016 because the Company terminated its office lease on January 24, 2017.

Net Loss

Operating expenses were composed of audit and professional fees and general and administrative expenses. The net loss for the three-month periods ended December 31, 2017 and 2016 were $18,379, and $48,559, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.

It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. It is anticipated that the Company will require approximately $80,000 during the next 12 months to implement its business plan. As of December 31, 2017, the Company has limited capital with which to pay anticipated expenses.

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

As of December 31, 2017, there is substantial doubt about the Company's ability to continue as a going concern.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017, filed on October 1, 2017 (“Annual Report”), we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were ineffective in recording, processing, summarizing, reporting information, and internal control over financial reporting required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the three months ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting. (1) The Company has inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. (3) The Company has a limited corporate governance structure. Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards: we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, some of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions. (4) Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the three months ended December 31, 2017. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company's financial statements in a future annual or interim period. Management is aware of these issues and is planning to implement more stringent controls in the future.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2017.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.

RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company during the quarter ended December 31, 2017.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.

EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aladdin International, Inc.

Date: February 14, 2018	By	/s/ Qinghua Chen
Name: Qinghua Chen
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)