Form 10-Q
period 2018-03-31
ALADDIN INTERNATIONAL INC /MN/
filed 2018-05-21
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

117 E. Huntington Dr., Arcadia, CA 91006

(Address of principal executive offices, including zip code)

1 (626) 400-5727

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

As of May 21, 2018, the registrant had 7,180,199 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALADDIN INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$54,373	$59,529
Prepaid expenses	4,569	1,842

Total Current Assets	58,942	61,371

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $1,175 at March 31, 2018 and $760 at June 30, 2017	1,084	1,499

Total Fixed Assets	1,084	1,499

TOTAL ASSETS	$60,026	$62,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$23,610	$52,013
Related party loan	70,000	—

Total Current Liabilities	93,610	52,013

TOTAL LIABILITIES	93,610	52,013

Commitments and contingencies (Note 1, 2, 4, 5 and 6)	—	—

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding at March 31, 2018 and June 30, 2017	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,180,199 and issued and outstanding at March 31, 2018 and June 30, 2017	7,180	7,180
Additional paid-in capital	879,407	862,907
Accumulated deficit	(920,171)	(859,230)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(33,584)	10,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$60,026	$62,870

The accompanying notes are an integral part of the unaudited financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
		(Note 1)		(Note 1)

Revenues	$—	$—	$—	$—

Operating Expenses:
Audit fees	—	2,240	9,600	11,940
Professional fees	13,086	1,162	24,980	9,772
Rent expense	—	(51,136)	—	8,957
Licenses and permits	3,300	2,500	9,225	7,533
Share-based compensation	500	—	500	—
Marketing	16,000	—	16,000	—
Other	256	534	639	3,749

Total Operating Expenses	33,142	(44,700)	60,944	41,951

Net Operating Income (Loss)	(33,142)	44,700	(60,944)	(41,951)

Other Expenses:
Interest Expense (Income), net	—	3,640	(3)	11,082

Total Other Expenses	—	3,640	(3)	11,082

Net Income (Loss)	$(33,142)	$41,060	$(60,941)	$(53,033)

Net Comprehensive Income (Loss)	$(33,142)	$41,060	$(60,941)	$(53,033)

Per Share	(0.01)	0.01	(0.01)	(0.01)

Weighted Average Shares Outstanding	4,548,435	4,548,435	4,548,435	4,548,435

The accompanying notes are an integral part of the unaudited financial statements.

ALADDIN INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(60,941)	$(53,033)
Adjustment to reconcile net cash used in operating activities
Share-Based Compensation – Options	500	—
Depreciation	415	415
Imputed interest expense on related party notes	—	11,082
Warrants issued for services	16,000	—
Changes in operating assets and liabilities
Decrease in accounts payable & accrued expenses	(28,402)	(11,816)
(Increase) decrease in pre-paid expenses & deposits	(2,728)	67,324
Net Cash Provided (Used) in Operating Activities	(75,156)	13,972

Cash Flows from Investing Activities:	—	—
Net Cash Provided by Investing Activities	—	—

Cash Flows from Financing Activities:
Proceeds from related party loan	70,000	—
Net Cash Provided by Financing Activities	70,000	—

Increase (Decrease) in Cash	(5,156)	13,972

Cash and Cash Equivalents, Beginning of Period	59,529	50,149

Cash and Cash Equivalents, End of Period	$54,373	$64,121

Interest Paid	$—	$—

Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of advance from affiliates to additional paid in capital	$—	$—

The accompanying notes are an integral part of the unaudited financial statements.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

(1)

Basis of Presentation and Summary of Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of Aladdin International, Inc. (the “Company” or “Aladdin”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed on October 1, 2017 (“Annual Report”).  Interim results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The Company, under new Officers and Directors is committed in the investments in Hollywood blockbusters made by six major studios.  It cooperates with predominant online streaming platforms and conducts M&A with prominent companies within the film industry in the USA, China, Hong Kong, Taiwan, South Korea, Japan, and many other countries with specialization in production, distribution and original screenplay development and investment.

The new Board has approved a change of the Company’s name to Moregain Pictures Inc. On March 23, 2018, the Board approved the name change in connection with the Company’s focus in financing, developing, producing and distributing motion picture.

The Company has got its majority shareholder approval of the name change on March 23, 2018 and intends to file an amendment to the Articles of Incorporation to effectuate the name change upon effectiveness of the Schedule 14C.

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

March 31, 2018

(Unaudited)

(b)  Related Party Debt – Non-Convertible Note

The Company occasionally obtains financing from related parties in the form of notes payable. The Company accounts for such notes following the guidance set forth in ASC 470, Debt, and ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) simplifying the Presentation of Debt Issuance Costs.

(c)  Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At March 31, 2018 and June 30, 2017, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(d)  Reclassifications

Certain amounts previously reported have been reclassified to conform to current presentation. Other of the Operating Expenses are reclassified to license and permit fees.  The reclassification had no impact on the Company’s total operating expenses.

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

(f)  Furniture and equipment

Furniture and equipment are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method of depreciation as follows:

Furniture	7 years
Equipment	3 - 5 years

(g)  Prepaid expenses

Prepaid expenses include annual fees required by such agents as Corporate Stock Transfer, OTCQB Market, and Godaddy.com.

(h)  Account payable

Account payable mainly includes fees for legal containers because of lack of cash in a certain period.

(i)  Share-Based Compensation

Share-based compensation expense is measured based on the estimated fair value of the share-based award when granted and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). We have estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Our estimate of share-based compensation requires a number of inputs and assumptions including our stock price volatility, expected life of the options, the risk-free interest rate and the Company’s dividend yield. The stock price volatility assumption is based on the historical price data of our common stock. Since we do not have price history over a period equivalent to the weighted average expected life of our options, we computed the annualized volatility based on share price data available. Management evaluated whether there were factors during that period which were unusual and would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. In determining the expected life of the option grants, the Company used the contractual terms as these are the first option grants issued by the Company and we believe that the contractual life is the best estimate of expected life based on the data we have available. The risk-free interest rate is based on the actual U.S. Treasury zero coupon rates for bonds matching the expected term of the option as of the option grant date. The dividend assumption is based upon the prior year’s average dividend yield. No compensation expense is recognized for options that are forfeited for which the employee does not render the requisite service.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

(2)

Capital Stock

Pursuant to the Articles of Incorporation of the Company, the Company is authorized to issue 780,000,000 shares of common stock with $.001 par value and 20,000,000 shares of preferred stock with $.001 par value. There were 7,180,199 shares of common stock issued and outstanding on March 31, 2018 and June 30, 2017.

There were no preferred shares outstanding as of March 31, 2018 and June 30, 2017.

(3)

Share-Based Compensation

On March 23, 2018, Board of Directors approved the 2018 Performance Boost Stock Option Plan in order to retain and recruit certain selected employee, consultants, and directors. The Board acknowledged that the Company’s stock options are one major component of compensation that could help retain and motivate employees, consultants, and directors toward achieving our performance goal. The Board determined that this stock option program shall consists of options to purchase a total of 2,000,000 shares of Common Stock, and shall be granted to employees, consultants, and directors that have the ability to contribute to the business development of the company.

On March 23, 2018, incentive stock options to purchase a total of 2,000,000 shares of Common Stock were granted to certain employees exercisable at $0.15 per share, the closing price on March 22, 2018 (the “Options”). The Options follows a vesting schedule that vests ratably over a ten-year period starting at the grant date and expires ten years after the grant date. For the quarter ended March 31, 2018, the Company recognized approximately $500 in share-based compensation as a result of these option grants.

A summary of the Company’s warrant activity and related information for the nine months ended March 31, 2018 are shown below:

	Employee Stock Options	Weighted Average Exercise Price
Outstanding, July 1, 2017	—	$—
Issued	2,000,000	0.15
Expired	—	—
Outstanding, March 31, 2018	2,000,000	0.15
Exercisable, March 31, 2018	—	$—

The fair value of stock option grants was estimated on the grant date using the black-Scholes option-pricing model with the following weighted-average assumptions:

2018
Risk-Free Interest Rate	2.82%
Expected Life (years)	10
Expected Volatility	467%
Expected Dividend Yield	0%

As of March 31, 2018, there was approximately $299,500 of unrecognized compensation expense related to stock options which is expected to be recognized over a weighted average period of approximately 10 years.

(4)

Warrants

The warrants issued by the Company are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of FASB ASC 505-50, Equity-Based Payments to Non-Employees.

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

On March 20, 2018, the Company entered into a one-year consulting agreement with Shilong Film Investment, Inc. for business development and marketing services to the Company (the General Counsel of Moregain Capital Group is married to the President of Shilong Film Investment, Inc., who is also a director of Moregain Capital Group). In consideration for the services, the Company agreed to issue warrants to purchase an aggregate of 3,000,000 shares of Company’s common stock, exercisable for five years from the date of issuance at an exercise price of $0.15 per share (the “Warrants”). The Company classified the Warrants as equity. Using the Black-Scholes-Merton pricing model, the Company determined the aggregate value of the Warrants to be approximately $600,000. This amount will be recognized over the one-year term of the consulting agreement. The warrants have a cashless exercise feature. For the quarter ended March 31, 2018, the Company recognized approximately $16,000 in marketing expenses as a result of the consulting agreement.

2018
Risk-Free Interest Rate	2.69%
Expected Life (years)	5
Expected Volatility	467%
Expected Dividend Yield	0%

A summary of the Company’s warrant activity and related information for the nine months ended March 30, 2018 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, July 1, 2017	—	$—
Issued	3,000,000	0.15
Expired	—	—
Outstanding, March 31, 2018	3,000,000	0.15
Exercisable, March 31, 2018	3,000,000	$0.15

(5)

Related Party Transactions

The Company used the offices of its ex-President for its minimal office facility needs for no consideration before March 22, 2018. No provision for these costs had been provided since it had been determined that they were immaterial.  Since March 23, 2018, it has relocated to 117 E. Huntington Dr., Arcadia, CA 91006, the office leased by Moregain Capital Group, a major shareholder of the Company after March 23, 2018.

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

ALADDIN INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

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

On January 10, 2018 the Company and Michael Wu, a close family-related party, entered into a loan agreement (“January 10th Loan Agreement”), whereby Michael Wu agreed to provide a loan in the amount of $70,000 (the “January 10th Loan”) to the Company with the maturity date of June 30, 2018 and bearing no interest.

The General Counsel of Moregain Capital Group is married to the President of Shilong Film Investment, Inc., who is also a director of Moregain Capital Group.

(6)

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

(7)

Subsequent Events

The Company has evaluated events subsequent to March 31, 2018 and through the date the financial statements were available to be issued, to assess the need for potential recognition or disclosure in this report.

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

Overview and Corporate History

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

On July 20, 2015, Mr. Michael Friess and Mr. Sanford Schwartz and Billion Rewards Development Limited, a British Virgin Islands corporation, entered into a Securities Purchase Agreement, pursuant to which Billion Rewards Development Limited purchased from Mr. Michael Friess and Mr. Sanford Schwartz an aggregate of 3,638,748 shares of Common Stock of the Company, which represent 80% of the issued and outstanding shares of Common Stock, for the purchase price of $300,000.

The closing of the transaction occurred on July 20, 2015. In connection with the Securities Purchase Agreements, Mr. Sanford Schwartz resigned as the CFO and director of the Company, and Mr. Michael Friess resigned as a CEO and president of the Company. Mr. Ningdi Chen was appointed as the Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and director of the Company as of July 20, 2015. In addition, Michael Friess resigned as a director effective on the tenth day following the Company’s mailing of this Information Statement on Schedule 14f-1 to its shareholders, which occurred on July 23, 2015. Immediately after the closing, Billion Rewards Development Limited owned approximately 80% of the issued and outstanding Common Stock of the Company.

On June 3, 2017, a total of $343,840 of the third-party loans was converted to a total of 2,631,764 shares of Common Stock of the Company. As a result, Billion Rewards Development Limited held an aggregate of 6,270,512 shares of Common Stock of the Company, which represents 87.33% of the issued and outstanding shares of Common Stock as of June 30, 2017.

On March 20, 2018, the Company entered into certain consulting agreement with Shilong Film Investment Inc. (“Shiling”), a California corporation that engages in film production investment in Hollywood, Hong Kong, ND China.  Pursuant to the Agreement, Shilong agreed to provide the Company with strategy to promote growth, advisory service with respect to business development, marketing efforts to increase awareness for the Company’s corporate image.  In considering for the services, the Company agreed to issue Shilong warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, exercisable for five (5) years from the date of issuance at an exercise price of $0.15 per share.

On March 21, 2018, Billion Rewards Development Limited, a British Virgin Islands corporation, the then majority shareholder of the Company entered into a Securities Purchase Agreement with Moregain Capital Group, a Nevada Corporation, pursuant to which Moregain Capital Group LLC purchased from Billion Rewards Development Limited, an aggregate of 6,270,512 shares of Common Stock of the Company, which represent 87.33% of the issued and outstanding shares of Common Stock, for the purchase price of $180,000.

In connection with the Securities Purchase Agreements, on March 23, 2018, Mr. Qinghua Chen resigned from all office positions and director of the Company, effective immediately.  Mr. Michael D. Antonovich was appointed as the Chairman of the Board, Lianne Hermann as the Chief Financial Officer and Sherwood Wu as an Independent Director of the Board, all effective on March 23, 2018.

On March 23, 2018, Board of Directors of the Registrant approved “2018 Performance Boost Stock Option Plan” in order to retain and recruit certain selected employees, consultants, and directors. In the same day, stock options to purchase a total of 2,000,000 shares of common stock were granted to certain employees, consultants, and directors exercisable at $0.15 per share, the closing price on March 22, 2018, following a 10-year vesting schedule starting 12-months from the commencement date of March 23, 2018.

On March 23, 2018, the Board and the majority shareholder of the Company approved the name change to “Moregain Pictures Inc.”  in connection with the Company’s focus in developing motion picture, entertainment and media business. We are in the process to effectuate the name change.

On May 15, 2018, Ms. Lianne Herrmann tendered her resignation as Chief Financial Officer and Treasurer of the Company, effective immediately. On May 18, 2018, the Board of Directors of the Company appointed Richard Pao as the Chief Financial Officer and Treasurer, and Jesse Weiner as General Counsel, effective immediately.

As of March 31, 2018, our accumulated deficit was ($920,171). Our net loss for the three months ended March 31, 2018 was ($33,142). Our losses have principally been attributed to a lack of revenues while incurring operating expenses.

Plan of Operations

The Company will specialize in investing in Hollywood movies with a focus on films with an extraordinary cast and crew, exciting storylines, and high production quality.  It prefers films that target global audiences and have a global distribution network.

The Company plans to focus on developing innovative concepts with a fresh approach, covers award-winning feature films, short films, live events, and new media content.  It is committed to building an inclusive pipeline and telling the diverse stories in its industry to advance the art and business of China and America's creative economy. The Company embraces new advances in technology. Innovations in filmmaking transport audiences to new worlds and deliver content where, when, and on any device, they want.

The Company is majority owned by a private company, Moregain Capital Group LLC, a comprehensive private equity investment and management company specializing in financing the healthcare industry, the gambling industry, and the entertainment industry, as well as commercial bank investment and capital market cooperation.

Our goal is to become a professional and comprehensive film company specializing in the investment, development, and distribution of blockbuster movies in Hollywood.

The core concept of the Company is that “a good story will surely make a good movie. A good movie will surely have a good international box office return. A good box office will certainly bring huge profits to the Company.”  The precision investment in the film and television industry has laid the foundation for its own success. Continuous and strong profitability is not only a perpetual necessity, but also create a benchmark for the industry. With unique creative and innovative thinking, we believe the Company will become stronger and bigger, while simultaneously guaranteeing the safety and benefits of investors.  It will be strategically cooperating with six major US production companies, focusing on the exchange of resources, complementing each other’s strengths, and building strong, supportive alliances. Headquartered in Los Angeles with immediate access to Hollywood, the Company will use creativity and innovation to maximize its advantages in order to support the success of its investments and films. This includes exploring opportunities to acquire and hold film and television companies in Hollywood, China, Hong Kong, and other regions, while implementing in-depth reorganization to lead to a more globally successful industry.  It believes that “a country is strong because of its strong economy; a country’s economy is strong because of its strong culture; a country’s culture is strong because of its strong films.” A movie is like a name card for a nation which reflects the culture of its country, and connects the world through the spirit of humanities in turn promoting international change. Its investment in the movie industry and film technology, and reliance on the global movie market, will play an invaluable role in the future layout of the film-based cultural field.

Results of Operations

For the three and nine months ended March 31, 2018 compared to the three and nine months ended March 31, 2017

The following summary of our results of operations should be read in conjunction with our unaudited condensed interim financial statements included herein. Our unaudited operating results for the periods ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2018	2017		2018	2017

Revenues	$—	$		$—	$—
Operating Expenses (Income)	33,142		(44,700)	60,944	41,951
Net Income (Loss)	(33,142)		41,060	(60,941)	(53,033)

Revenues

We did not earn any revenues for the three months periods ended March 31, 2018. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Operating Expenses

Our operating expenses for the three-month periods ended March 31, 2018 and 2017 (unaudited) are outlined in the table below:

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
Audit fees	$—	2,240
Professional fees	13,086	1,162
Rent expense	—	(51,136)
License and permits	3,300	2,500
Share-based compensation to employees	500	—
Marketing	16,000	—
Other	256	534
Total Expenses	$33,142	$(44,700)

The total operating expenses were increased from the three months period ended March 31, 2017 because the Company spent more in the legal and accounting services.

Our operating expenses for the nine-month periods ended March 31, 2018 and 2017 (unaudited) are outlined in the table below:

	Nine Months Ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
Audit fees	$9,600	11,940
Professional fees	24,980	9,772
Rent expense	—	8,957
License and permits	9,225	7,533
Share-based compensation to employees	500	—
Marketing	16,000	—
Other	639	3,749
Total Expenses	$60,944	$41,951

The total operating expenses were increased from the nine months period ended March 31, 2017 because the Company spent more in the legal and accounting services.

Net Income (Loss)

Operating expenses were composed of audit and professional fees and general and administrative expenses. The net income (loss) for the three months ended March 31, 2018 and 2017 were ($33,142) and $41,060, respectively. The net income (loss) for the nine months ended March 31, 2018 and 2017 were ($60,941) and $(53,033), respectively. These increases were mainly because the Company spent more in the legal and accounting services.

Liquidity and Capital Resources

As of March 31, 2018, cash and cash equivalents were $54,373, compared to $59,529 at June 30, 2017.

It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company. The Company’s current major shareholder, Moregain Capital Group will provide any additional funding to the Company. It is anticipated that the Company will require approximately double or triple of working capital during the next 12 months to implement its business plan.

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

Critical Accounting Policies and Estimates

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2018.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the internal controls over financial reporting during the period covered by this report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

On May 15, 2018, Ms. Lianne Herrmann tendered her resignation as Chief Financial Officer and Treasurer of the Company, effective immediately. Ms. Herrmann’s resignation was not due to any disagreement with the Company or any matters relating to the Company’s operations, policies or practices.

On May 21, 2018, the Board of Directors of the Company appointed Richard Pao as the Chief Financial Officer and Treasurer, and Jesse Weiner as General Counsel, effective May 18, 2018.

Richard Pao, age 72, has extensive experience in the taxation and accounting fields. He graduated with a degree in accounting from Cal Poly University in 1969. He worked for UPS soon after graduation until 1978, and as manager in the tax department of ADP to 1982. Mr. Pao then decided to branch out on his own and opened his own accounting firm, which has been a very successful and fulfilling endeavor. While running his own firm, Mr. Pao also engaged in several ventures, the most successful of those being joining United National Bank as a director of the bank, and as chairperson of the internal audit committee. The bank was sold to a new investor in 1994. Mr. Pao continues practicing accounting until now.

Jesse Weiner, age 46, graduated from Emory University in 1994 and received his law degree from George Washington University in 2009. He then worked in China on corporate and intellectual property matters as an associate at one of China’s largest law firms Yingke Law Firm from November of 2013 up until joining the Company, as well the international firm Hogan Lovells from July 2013 to November 2013.

ITEM 6.

EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of principal executive officer
32.2*	Section 1350 Certification of principal financial and accounting officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aladdin International, Inc.

Date: May 21, 2018	By	/s/ Michael D. Antonovich
Name: Michael D. Antonovich
Title: Chief Executive Officer