Form 10-K
period 2018-06-30
Moregain Pictures, Inc.
filed 2018-10-16
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-55297

MOREGAIN PICTURES, INC.

Formerly Aladdin International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	41-0990229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 E. Huntington Drive, Arcadia, CA 91006
(Address of principal executive offices)

Registrant’s telephone number, including area code: (626)-400-5727

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common equity held by non-affiliates as of December 31, 2017 was $21,540,597, based upon the closing price of the Registrant’s common stock as quoted in the OTC Marketplace on such date.

As of October 15, 2018, the registrant had outstanding 7,180,199 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Item No.		Page No.
PART I

1	Business	1
1A	Risk Factors	4
1B	Unresolved Staff Comments	7
2	Properties	7
3	Legal Proceedings	7
4	Mine Safety Disclosures	7

PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	8
6	Selected Financial Data	8
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
7A	Quantitative and Qualitative Disclosures About Market Risk	14
8	Financial Statements and Supplementary Data	14
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
9A	Controls and Procedures	28
9B	Other Information	29

PART III
10	Directors, Executive Officers and Corporate Governance	30
11	Executive Compensation	32
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
13	Certain Relationships and Related Transactions, and Director Independence	33
14	Principal Accounting Fees and Services	33

PART IV
15	Exhibits, Financial Statement Schedules	34

	SIGNATURES	35

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

As used in this annual report, the terms “Company,” "we", "us", "our", refer to Aladdin International, Inc., as our company was formerly known as until September 18, 2018 and Moregain Pictures, Inc. after such date.

ITEM 1.

BUSINESS

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

On June 3, 2017, a total of $343,840 of the third party loans was converted to a total of 2,631,764 shares of Common Stock of the Company (Form 8-K, the “Debt Conversion Agreement”), As a result, Billion Rewards Development Limited held an aggregate of 6,270,512 shares of Common Stock of the Company, which represents 87.33% of the issued and outstanding shares of Common Stock as of June 30, 2017

On January 10, 2018 the Company entered into a loan agreement with Michael Wu, an unaffiliated third party, whereby Michael Wu agreed to provide a no-interest loan in the amount of $70,000 (the “January 10th Loan”) to the Company with the maturity date of June 30, 2018. The loan has been extended to December 31, 2018.

On March 20, 2018, the Company entered into certain consulting agreement (the “Shilong Agreement”) with Shilong Film Investment Inc. (“Shilong”), a California corporation that engages in film production investment in Hollywood, Hong Kong, ND China. Pursuant to the Shilong Agreement, Shilong agreed to provide the Company with strategy to promote growth, advisory service with respect to business development, marketing efforts to increase awareness for the Company’s corporate image. In considering for the services, the Company agreed to issue Shilong warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, exercisable for five (5) years from the date of issuance at an exercise price of $0.15 per share.

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

On March 23, 2018, the Board and the majority shareholder of the Company approved the name change to “Moregain Pictures, Inc..” in connection with the Company’s focus in developing motion picture, entertainment and media business. We are in the process to effectuate the name change.

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

Plan of Operation

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

The Company is majority owned by a private company, Moregain Capital Group, Inc, a comprehensive private equity investment and management company specializing in financing the healthcare industry, the gambling industry, and the entertainment industry, as well as commercial bank investment and capital market cooperation.

Our goal is to become a professional and comprehensive film company specializing in the investment, development, and distribution of blockbuster movies in Hollywood.

The Company hopes to cooperate with six major US production companies, focusing on the exchange of resources, complementing each other’s strengths, and building strong, supportive alliances. Headquartered in Los Angeles with immediate access to Hollywood, the Company will use creativity and innovation to maximize its advantages in order to support the success of its investments and films. This includes exploring opportunities to acquire and hold film and television companies in Hollywood, China, Hong Kong, and other regions, while implementing in-depth reorganization to lead to a more globally successful industry. It believes that “a country is strong because of its strong economy; a country’s economy is strong because of its strong culture; a country’s culture is strong because of its strong films.” A movie is like a name card for a nation which reflects the culture of its country and connects the world through the spirit of humanities in turn promoting international change.

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

T. Public Market Exists. The principal trading market for our common stock is OTC Markets. There were 7,180,199 shares of our common stock outstanding as of June 30, 2018. No assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities. Because of the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

W. Employees We currently have one employee, our executive officer, Jesse Weiner, who devotes approximately 15% of his time to our business and currently is responsible for our general strategy, fund raising and customer relations. Once revenues will support the expense we will hire additional staff.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at 117 E. Huntington Dr., Arcadia, CA 91006, which is the address of Moregain Capital Group, Inc., its majority shareholder.

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

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock is quoted on the OTC Marketplace (“OTC”) under the symbol “ALAD.”

The following table sets forth the high and low sales prices as reported on the OTC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
First Quarter ended September 30, 2016	$0.45	$0.15
Second Quarter ended December 31, 2016	$0.29	$0.18
Third Quarter ended March 31, 2017	$0.30	$0.18
Fourth Quarter ended June 30, 2017	$0.51	$0.18
First Quarter ended September 30, 2017	$0.43	$0.30
Second Quarter ended December 31, 2017	$0.30	$0.15
Third Quarter ended March 31, 2018	$8.00	$0.15
Fourth Quarter ended June 30, 2018	$25.00	$5.00

The last reported sales price of our common stock on the OTC on October 12, 2018 was $3.00.

As of October 15, 2018, there were 157 stockholders of record of our common stock.

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. It intends to use any future earnings for the expansion of its business. Any future determination of applicable dividends will be made at the discretion of the board of directors and will depend on the results of operations, financial condition, capital requirements and other factors deemed relevant.

Securities Authorized for Issuance under Equity Compensation Plans

There was no outstanding equity compensation awards as of June 30, 2018.

Recent Sales of Unregistered Securities

There was no sales of unregistered securities as of June 30, 2018.

ITEM 6.

SELECTED FINANCIAL DATA.

 As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Results of Operations

For the fiscal years ended June 30, 2018 and June 30, 2017

The following table provides selected financial data about our company for the years ended June 30, 2018 and June 30, 2017. For detailed financial information, see the financial statements included in this annual report.

Balance Sheet Data:	6/30/2018	6/30/2017
Cash	$18,593	$59,529
Total assets	21,380	62,870
Total liabilities	105,894	52,013
Shareholders' equity (deficit)	$(84,714)	$10,857

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the years ended June 30, 2018 and 2017 are summarized as follows:

	Years Ended June 30,
	2018	2017
Revenue	$—	$—
Operating Expenses	261,374	79,040
Net Loss	$(261,371)	$(277,852)

During last two fiscal years. There was no cash used for investing activities. The cash flow summary is as follows:

	Year Ended June 30,
	2018	2017	Change
Cash provided/(used) by operating activities	$(110,936)	$9,380	$(101,556)
Cash provided/(used) for financing activities	$70,000	—	$70,000

Revenues

We have not earned any revenues for the fiscal years ended June 30, 2018 and June 30, 2017. We are presently in the development of our business and we can provide no assurance that we will begin earning revenues.

Expenses

Our expenses for the years ended June 30, 2018 and 2017 are outlined in the table below:

	Years Ended June 30
	2018	2017
General and Administrative Expense	$261,374	$277,852
Total Expenses	$261,374	$277,852

General and administrative expenses for the fiscal years ended June 30, 2018 and June 30, 2017 were 261,371, and $277,852, respectively, which were comprised of $64,020 and $35,879, respectively of professional fees, which included our accounting expenses incurred in connection with the preparation of our financial statements, professional fees that we pay to our legal counsel and other professional fees. The increase in our accounting fees and professional fees is associated with our developmental business activity.

Net Losses

The net loss for the fiscal years ended June 30, 2018 and June 30, 2017 were $261,371, and $277,852, respectively. In addition to professional fees and general and administrative expenses we also incurred marketing expenses, tax and license expenses for the year ended June 30, 2018 and rental and interest expenses for the year ended June 30, 2017.

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

Liquidity and Capital Resources

As of June 30, 2018, we had $18,593 cash on hand, we had liabilities of $105,894, and our working capital deficit was $85,459.

We currently have no external sources of liquidity such as arrangements with credit institutions.

Assuming we do not complete a business combination, we anticipate needing approximately $60,000 in order to effectively execute our business plan over the next 12 months. If we are unable to raise the funds, we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

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

The Company will not restrict its search for any specific kind of firms but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company may also, at its discretion, obtain funds in one or more private placements to be used to finance and consummate a merger or acquisition of a business opportunity.

It is anticipated that the Company will require approximately $60,000 during the next 12 months to implement its business plan described herein. The Company has limited capital with which about $18,000 to pay these anticipated expenses. It is the intent of management to provide the working capital necessary to support and preserve the integrity of the Company but there is no legal obligation for management to provide any additional funding to the Company. The Company has not identified any alternative sources and there is substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

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

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2018 and 2017, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

Depreciation expense totaled $554 for both years ended June 30, 2018 and 2017. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

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

(n) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2018 and June 30, 2017, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(o) Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

MOREGAIN PICTURES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Moregain Pictures, Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Moregain Pictures, Inc (the “Company”) as of June 30, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note [1] to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note [1]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

October 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Moregain Pictures, Inc.

(fka Aladdin International, Inc.)

We have audited the accompanying balance sheet of Moregain Pictures, Inc. (fka Aladdin International, Inc.), as of June 30, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moregain Pictures, Inc. (fka Aladdin International, Inc.) as of June 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

SCHUMACHER & ASSOCIATES, INC.

Littleton, Colorado
September 22, 2017

MOREGAIN PICTURES, INC.

BALANCE SHEETS

	June 30, 2018	June 30, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$18,593	$59,529
Prepaid expenses	1,842	1,842
Total Current Assets	20,435	61,371

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $1,314 and $760, respectively	945	1,499
Total Fixed Assets	945	1,499

TOTAL ASSETS	$21,380	$62,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$35,894	$52,013
Note Payable	70,000	—
Total Current Liabilities	105,894	52,013

TOTAL LIABILITIES	105,894	52,013

Commitments and Contingencies (Notes 4)

Stockholders' equity (deficit)
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,180,199 issued and outstanding at June 30, 2018 and June 30, 2017	7,180	7,180
Additional paid-in capital	1,028,907	862,907
Accumulated (deficit)	(1,120,601)	(859,230)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(84,514)	10,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$21,380	$62,870

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC..

 STATEMENTS OF OPERATIONS

	Year Ended June 30, 2018	Year Ended June 30, 2017
Revenues	$—	$—

Operating Expenses:

General and Administrative Expense	261,374	79,040
Total Operating Expenses	261,374	79,040

Net Operating (Loss)	(261,374)	(79,040)

Other Expenses:
Interest and amortization of debt discount expense	(3)	13,667
Loss on extinguishment of debt	—	185,145
Total Other Expenses	(3)	198,812

Net (Loss)	$(261,371)	$(277,852)

Per Share	$(0.04)	$(0.06)

Weighted Average Shares Outstanding	7,180,199	4,743,113

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from July 1, 2016 through June 30, 2018

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at June 30, 2016	4,548,435	$4,548	$322,883	$(581,378)	$(253,947)
Imputed Interest	—	—	13,671	—	13,671
Issuance of stock for debt conversion (Note 4)	2,631,764	2,632	526,353	—	528,985
Net loss-year ended June 30, 2017	—	—	—	(277,852)	(277,852)

Balance at June 30, 2017	7,180,199	$7,180	$862,907	$(859,230)	$10,857

Share-based compensation to nonemployees	—	—	166,000	—	166,000
Net loss-year ended June 30, 2018	—	—	—	(261,371)	(261,371)

Balance at June 30, 2018	7,180,199	$7,180	$1,028,907	$(1,120,601)	$(84,514)

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2018	Year Ended June 30, 2017
Cash Flows from Operating Activities:
Net (loss)	$(261,371)	$(277,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	554	554
Share-based nonemployee compensation to additional paid-in capital	166,000	—
Imputed interest expense on related party notes	—	13,671
Increase in accounts payable & accrued expenses	(16,119)	18,173
Loss on extinguishment of debt	—	185,145
(Increase) in prepaid expenses and deposits	—	69,689
Net Cash provided by (Used in) Operating Activities	(110,936)	9,380

Cash Flows from Financing Activities:
Proceeds from loans	70,000	—
Net Cash Provided by Financing Activities	70,000	—

Increase(Decrease) in Cash	(40,936)	9,380
Cash, Beginning of Period	59,529	50,149
Cash, End of Period	$18,593	$59,529

Interest Paid	$—	$—
Income Taxes Paid	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt to common stock	$—	$343,840

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(1)

Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of MOREGAIN PICTURES, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

(a) Organization and Description of Business

The Company was incorporated under the laws of the state of Minnesota on May 3, 1972. The Company was a franchisee of fast food restaurants in Milwaukee, Wisconsin until the franchised restaurants were sold in October 1998. After the sale, the Company has been engaged in searching for a merger candidate that would expand the Company’s business plan.

Pursuant to the Articles of Incorporation of MOREGAIN PICTURES, INC., the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 7,180,199 and 7,180,199 shares of common stock issued and outstanding at June 30, 2018 and June 30, 2017, respectively.

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

In accordance with the Agreement and Plan of Merger, effective December 30, 2014, MOREGAIN PICTURES, INC. adopted the new capital structure which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share and 20,000,000 shares are preferred stock, with a par value of $.001 per share. The preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, and shall be stated in the resolutions adopted by the Company’s board providing for the issuance of such preferred stock or series thereof. In addition, the issued and outstanding shares of our common stock automatically converted shares of MOREGAIN PICTURES, INC. (Minnesota) at a ratio of one (1) share of our currently outstanding common stock for one (1) share of MOREGAIN PICTURES, INC. (Nevada).

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

MOREGAIN PICTURES INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(1)

Summary of Accounting Policies, and Description of Business (Continued)

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

On March 20, 2018, the Company entered into certain consulting agreement with Shilong Film Investment Inc. (“Shilong”), a California corporation that engages in film production investment in Hollywood, Hong Kong, ND China. Pursuant to the Agreement, Shilong agreed to provide the Company with strategy to promote growth, advisory service with respect to business development, marketing efforts to increase awareness for the Company’s corporate image. In considering for the services, the Company agreed to issue Shilong warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, exercisable for five (5) years from the date of issuance at an exercise price of $0.15 per share.

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

On March 23, 2018, the Board and the majority shareholder of the Company approved the name change to “Moregain Pictures, Inc.” in connection with the Company’s focus in developing motion picture, entertainment and media business. The name change took effect on September 18, 2018.

On May 15, 2018, Ms. Lianne Herrmann tendered her resignation as Chief Financial Officer and Treasurer of the Company, effective immediately. On May 18, 2018, the Board of Directors of the Company appointed Richard Pao as the Chief Financial Officer and Treasurer, and Jesse Weiner as General Counsel, effective immediately.

MOREGAIN PICTURES INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(1)

Summary of Accounting Policies, and Description of Business (Continued)

(b) Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, "Compensation – Stock Compensation." FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50, "Equity-Based Payments to Non-Employees", which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest.

(c) Use of Estimates in the Preparation of Financial Statements

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

(d) Per Share Information

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

(e) Basis of Presentation - Going Concern

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

 (f) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2018 and 2017, none of which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

(g) Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

MOREGAIN PICTURES INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(1)

Summary of Accounting Policies, and Description of Business (Continued)

(h) Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(i) Furniture and equipment

Furniture and equipment are stated at cost and are depreciated over the assets’ estimated useful lives ranging from three to seven years using the straight-line method of depreciation as follows:

Furniture	7 years
Equipment	3 - 5 years

Depreciation expense totaled $554 for the both years ended June 30, 2018 and 2017, respectively. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

(j) Fair Value of Financial Instruments

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

(k) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2018 and June 30, 2017, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

MOREGAIN PICTURES INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(1)

Summary of Accounting Policies, and Description of Business (Continued)

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

The Company’s estimated deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2018	$623,679	Various	$130,973	$130,973	$33,185	—
June 30, 2017	$528,585	Various	$ 97,788	$ 97,788	$11,997	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

	2018	2017
Income tax benefit at statutory rate resulting from net operating loss carry-forward	(21.0)%	(34)%
State tax (benefit) net of Federal benefit	(3.5)%	(3.5)%
Deferred income tax valuation allowance	24.5%	37.5%
Actual tax rate	—	—

MOREGAIN PICTURES INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(3)

Related Party Transactions

Currently, the Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

On October 23, 2015, the Company and Billion Rewards Development (Billion Rewards), a British Virgin Island corporation whose beneficial owner is Mr. Shi Jianxiang, entered into a Loan Agreement (“October Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $200,000 (the “October Loan”) to the Company with an original maturity date of April 30, 2017 extended to January 31, 2017 and bearing no interest. Under the October Loan Agreement, if the Company conducted an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2017, the October Loan would be automatically converted into shares of common stock, par value $.001 per share of the Company at the conversion price equal to the purchase price in the Offering. In addition, pursuant to the October Loan Agreement, Billion Rewards would be entitled to convert any portion or all of the October Loan into shares of Common Stock of the Company, at the conversion price of volume weighted average price of the Common Stock as reported by Bloomberg for twenty trading days prior to such conversion. The Company has estimated the intrinsic value of this embedded conversion feature and recorded it as a discount to related party convertible debt of $8,059 and amortized it fully as of June 30, 2017. On November 5, 2015 the Company received the October Loan in the amount of $200,000. On May 5, 2017 the Company and Billion Rewards entered into an amendment agreement (“Amendment No 1 to October Loan Agreement”), whereby Billion Rewards agreed to modify and amend the October Loan to make it nonconvertible and to extend the due date from April 30, 2017 to January 31, 2017 and bearing no interest.

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

The Company occasionally incurs expenses that are paid by related parties. Otherwise, the expenses paid by the related parties were reimbursed in time. Qinghua Chen paid for various company expenses of $4,549 and was reimbursed for all expenses. Thus nothing payable was due to Mr. Chen as of June 30, 2018. As of June 30, 2018, there is no payable due to related parties.

On June 3, 2017, Billion Rewards and the Company entered in a Debt Conversion Agreement (the "Agreement") pursuant to which Billion Rewards converted certain outstanding promissory notes (the "Notes") in the aggregate principal amount of $343,840 into shares of the Company’s Common Stock. The conversion price of the Notes was $0.131 per share and the market price was $0.201 per share, resulting in a $185,145 discount, which was recorded as loss on extinguishment of debt in the statement of operations. In accordance with the terms of the Agreement, the Notes were converted into 2,631,764 shares of Common Stock and the Notes were cancelled. As a result of such conversion and issuance of Common Stock, the Company’s issued and outstanding Common Stock totaled 7,180,199 shares as of June 3, 2017. Billion Rewards beneficially owns 6,270,512 shares of Common Stock, which represents 87.3% of the total outstanding shares of the Company’s Common Stock as of June 30, 2018.

Currently, the Company uses the office of Moregain Capital Group, its major shareholder for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

MOREGAIN PICTURES INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(4)

Commitments and Contingencies

Operating Lease

The Company entered into a non-cancelable operating sub-lease for office space on December 22, 2015 for a term that expires August 18, 2017 and paid $116,523 to the landlord of which $63,558 was a security deposit and $52,965 for five months prepaid rent of which all has been expensed as of June 30, 2017. Total rent expensed for the years ended June 30, 2018 and 2017 was $0 and $8,957, respectively. The sub-lease was for an 18-month period and commenced on February 7, 2017. On January 24, 2017, the Company has terminated the lease and in March 2017 received $59,905 as a partial return of the security deposit.

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

On March 20, 2018, the Company entered into a one-year consulting agreement with Shilong Film Investment, Inc. for business development and marketing services to the Company (the (former) General Counsel (now CEO) of Moregain Capital Group is married to the President of Shilong Film Investment, Inc.). In consideration for the services, the Company agreed to issue warrants to purchase an aggregate of 3,000,000 shares of Company’s common stock, exercisable for five years from the date of issuance at an exercise price of $0.15 per share (the “Warrants”). The Company classified the Warrants as equity. Using the Black-Scholes-Merton pricing model, the Company determined the aggregate value of the Warrants to be approximately $600,000. This amount will be recognized over the one-year term of the consulting agreement. The warrants have a cashless exercise feature. For the quarter ended June 30, 2018, the Company recognized approximately $166,000 in marketing expenses as a result of the consulting agreement.

2018
Risk-Free Interest Rate	2.69%
Expected Life (years)	5
Expected Volatility	467%
Expected Dividend Yield	0%

A summary of the Company’s warrant activity and related information for the nine months ended June 30, 2018 are shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, July 1, 2017	—	$—
Issued	3,000,000	0.15
Expired	—	—
Outstanding, June 30, 2018	3,000,000	0.15
Exercisable, June 30, 2018	3,000,000	$0.15

(6)

Note Payable

On January 10, 2018 the Company entered into a loan agreement with Michael Wu, an unaffiliated third party, whereby Michael Wu agreed to provide an unsecured loan in the amount of $70,000 (the “January 10th Loan”) to the Company with the maturity date of June 30, 2018 and bearing no interest. The loan was extended to December 31, 2018.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of June 30, 2018, there have been no changes in the internal controls over financial reporting, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of June 30, 2018, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – 2013 Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting. (1) The Company has inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. (3) The Company has a limited corporate governance structure. Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards: we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, some of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions. (4) Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process, (5) Due to the limited personnel in the management of the Company after the change of control, the internal controls were ineffective.  Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the year ended June 30, 2018. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company's financial statements in a future annual or interim period. Management is aware of these issues and is planning to implement more stringent controls in the future.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of June 30, 2018.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Jesse Weiner	46	Chairman and CEO, President, Secretary, and Director

Jesse Weiner was appointed director and Chief Executive Officer and Secretary on May 15, 2018 and effective September 20, 2018, Interim Chief Financial Officer and Treasurer of the Company. Mr. Weiner graduated from Emory University in 1994 and received his law degree from George Washington University in 2009. He then worked in China on corporate and intellectual property matters as an associate at the Yingke Law Firm from November of 2013 up until joining the Company, as well the international law firm of Hogan Lovells from July 2013 to November 2013. His deep knowledge and experience in structuring large-scale entertainment, media, and financial/loan facility transactions provides the basis for his qualifications as a director.

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

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Legal Proceedings

To the Company’s knowledge, there are no material proceedings to which any current officer or director of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Code of Ethics

 The Company has not as yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management's attention has been focused on matters pertaining to the operation of the business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2017, the Reporting Persons timely filed all such reports.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2017 and 2016. No other officer had compensation exceeding $100,000 ("named executive officer").

Summary Compensation Table

	Year	Salary($)	Stock Awards	All other Compensation	Total Compensation

Jesse Weiner (1)	2018	—	—	—	—
President, CEO, Secretary, Director

Michael Antonovich (2)	2018
Chairman and CEO

Qinghua Chen (3)	2017
Chairman and CEO

———————

(1)

On June 21, 2018, Mr. Weiner has served as the Company’s Chairman and CEO .

(2)

Mr. Antonovich served as the Company’s Chairman and CEO from March 23, 2018 until his resignation on June 17, 2018

(3)

Mr. Chen served as the Company’s Chairman and CEO from May 20, 2016 until his resignation on March 23, 2018.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of October 12, 2018, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Moregain Pictures, Inc., 117 E. Huntington Drive, Arcadia, California 91006

	Office	Shares Beneficially Owned(	Percent of Class(1)

Officers and Directors

Jesse Weiner	CEO, Interim Chief Financial Officer and Secretary	0	0%
All officers and directors as a group (one person)		0	0%

5% Securities Holders

Moregain Capital Group LLC(2) 117 E. Huntington Dr., Arcadia, CA 91006		6,270,512	87.3%

———————

(1)

Based on 7,180,199 shares of the Company’s Common Stock issued and outstanding on October 12, 2018.

(2)

Yuming Xuan, President of Sunland Entertainment LLC has sole voting and dispositive power over shares held by Moregain Capital Group, Inc.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officer.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 23, 2015, the Company and Billion Rewards entered into a Loan Agreement (“October Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $200,000 (the “October Loan”) to the Company with an original maturity date of April 30, 2017 extended to January 31, 2017 and bearing no interest. Under the October Loan Agreement, if the Company conducted an offering for a total amount of $2,000,000 (the “Offering”) on or before February 28, 2017, the October Loan would be automatically converted into shares of common stock, par value $.001 per share of the Company at the conversion price equal to the purchase price in the Offering. On November 5, 2015 the Company received the October Loan in the amount of $200,000. On May 5, 2017, the Company and Billion Rewards modified and amended the October Loan to make it nonconvertible and to extend the due date from April 30, 2017 to January 31. The loan was converted to the Company’s Common Stock on June 3, 2017.

On January 7, 2017 the Company and Billion Rewards entered into a loan agreement (“January Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $100,000 (the “January Loan”) to the Company with the maturity date of January 31, 2017 and bearing no interest. On January 12, 2017 the Company received the January Loan in the amount of $100,000. The loan was converted to the Company’s Common Stock on June 3, 2017.

On May 19, 2017 the Company and Billion Rewards entered into a loan agreement (“June Loan Agreement”), whereby Billion Rewards agreed to provide a loan in the amount of $43,840 (the “June Loan”) to the Company with the maturity date of April 30, 2017 and bearing no interest. On June 9, 2017 the Company received the June Loan in the amount of $43,840. The loan was converted to the Company’s Common Stock on June 3, 2017.

Jesse Weiner is also the Chairman and CEO of majority shareholder Moregain Capital Group, Inc.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed during the fiscal years ended June 30, 2018 and 2017 for professional services rendered by our principal accountant, Schumacher & Associates, Inc., for the audit of our annual financial statements and quarterly reviews were $9,600 and $18,545, respectively, and for the fiscal year ended June 30, 2018, MaloneBailey LLP and TAAD LLP reviewed our quarterly financial statement reviews, for which they were paid $11,000 and $13,000, respectively.

Audit Related Fees

The Company incurred no fees for the fiscal years ended June 30, 2018 and 2017 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Service Fees

The Company incurred $- and $1,630 for the fiscal years ended June 30, 2018 and 2017 respectively for professional services rendered by our principal accountant for tax preparation.

All Other Fees

The Company did not incur any fees for other professional services rendered by our principal accountant during the fiscal years ended June 30, 2018 and 2017.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Exhibit	Date Filed	Herewith

3.1	Articles of Incorporation of Aladdin International, Inc.	10-12G	3.1	10/27/2014
3.2	Bylaws of Aladdin International, Inc.	10-12G	3.2	10/27/2014
10.1	Consulting Agreement dated March 20, 2018 by and between Shilong Film Investment, Inc., and Aladdin International, Inc.	8-K	10.1	3/22/2018
10.2	Warrant Agreement dated March 20, 2018 by and between Shilong Film Investment, Inc., and Aladdin International, Inc.	8-K	10.2	3/22/2018
10.3	Securities Purchase Agreement dated March 21, 2018 by and between Billion Rewards Development Limited and Moregain Capital Group, LLC	8-K	10.1	3/27/2018
10.4	Performance Boost Stock Option Plan	8-K	10.2	3/27/2018
10.5	Loan Extension Agreement				X
16.1	Auditor Letter	8-K	16.1	11/9/2017
16.2	Auditor Letter	8-K	16.1	9/10/2018
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002				X
101	Interactive data files pursuant to Rule 405 of Regulation S-T				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOREGAIN PICTURES, INC..

By	/s/ Jesse Weiner
Jesse Weiner
Chief Executive Officer, President, Interim Chief Financial Officer, Secretary and a Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	October 16, 2018

Signature	Title	Date

/s/ Jesse Weiner	Chief Executive Officer, Interim Chief Financial Officer, Secretary and a Director (Principal Executive Officer and Principal Financial and Accounting Officer)	October 16, 2018
Jesse Weiner