Form 10-Q
period 2018-09-30
Moregain Pictures, Inc.
filed 2018-11-19
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-55297

MOREGAIN PICTURES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	41-0990229
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

117 E. Huntington Drive, Arcadia, CA 91006

(Address of principal executive offices) (Zip Code)

(626) 400-5727

(Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No  ☐

As of November 16, 2018, there were 7,180,199 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

MOREGAIN PICTURES, INC.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,236	$18,593
Prepaid expenses	—	1,842
Total Current Assets	9,236	20,435

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $1,453 at September 30, 2018 and $1,314 at June 30, 2018	806	945
Total Fixed Assets	806	945

TOTAL ASSETS	$10,042	$21,380

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$35,894	$35,894
Accrued expense	20,719	—
Notes payable	70,000	70,000
Related party notes payable	31,886	—
Total Current Liabilities	158,499	105,894

TOTAL LIABILITIES	158,499	105,894

Stockholders' Deficit
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding at September 30, 2018 and June 30, 2018	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,180,199 issued and outstanding at September 30, 2018 and June 30, 2018	7,180	7,180
Additional paid-in capital	1,173,574	1,028,907
Accumulated deficit	(1,329,211)	(1,120,601)

TOTAL STOCKHOLDERS' DEFICIT	(148,457)	(84,514)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,042	$21,380

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2018	2017

Revenues	$—	$—

Operating Expenses:
General and Administrative Expense	208,610	9,422

Total Operating Expenses	208,610	9,422

Net Operating Loss	(208,610)	(9,422)

Other Expenses:
Interest expense (income)	—	(2)

Total Other Expenses	—	(2)

Net Loss	$(208,610)	$(9,420)

Net Loss Per Share	$(0.03)	$(0.00)

Weighted Average Shares Outstanding	7,180,199	7,180,199

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(208,610)	$(9,420)
Adjustment to reconcile net cash used in operating activities
Amortization of warrant expense	144,667	—
Depreciation	139	138
Changes in assets and liabilities
Accounts payable & accrued expenses	20,719	(26,878)
Prepaid expenses	1,842	(7,483)
Net Cash Used in Operating Activities	(41,243)	(43,643)

Cash Flows from Financing Activities:
Proceed from related party loan	31,886	—
Net Cash Provided by Financing Activities	31,886	—

Net decrease in Cash and Cash Equivalents	(9,357)	(43,643)

Cash and Cash Equivalents, Beginning of Period	18,593	59,529

Cash and Cash Equivalents, End of Period	$9,236	$15,886

Supplemental Disclosure of Non-Cash Transactions:
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Note 1. Summary of Accounting Policies, and Description of Business

The accompanying unaudited interim condensed financial statements of Moregain Pictures, Inc. (the “Company” or “Moregain”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2018 and September 30, 2017 and for the periods then ended have been made. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on October 16, 2018. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. The Company’s objectives discussed below are extremely general and are not intended to restrict discretion of the Company’s Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.

Related Party Debt – Non-Convertible Note

The Company occasionally obtains financing from related parties in the form of notes payable. The Company accounts for such notes following the guidance set forth in ASC 470, Debt, and ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) simplifying the Presentation of Debt Issuance Costs.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2018 and June 30, 2018, the Company had no cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Reclassifications

Certain amounts previously reported have been reclassified to conform to current presentation.

Going concern

The Company has no business operations and has recurring losses, which raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has financed its operations primarily through the sale of stock and advances from related parties. There is no assurance that these advances will continue in the future, that we will be able to execute our business plan to identify and engage in a business combination or to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to our company.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value according to ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•

Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Warrants

Since the Warrants described below are fully vested upon issuance, such Warrants are classified as equity. The fair value of the warrants was recorded as additional-paid-in-capital, and no further adjustments are made.

For stock warrants paid in consideration of services rendered by non-employees, the Company recognizes consulting expense in accordance with the requirements of FASB ASC 505-50, Equity-Based Payments to Non-Employees.

On March 20, 2018, the Company entered into a one-year consulting agreement (the “Shilong Consulting Agreement”) with Shilong Film Investment, Inc. for business development and marketing services.  In consideration for the services, the Company issued  warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, exercisable for five years from the date of issuance, at an exercise price of $0.15 per share (the “Warrants”). Using the Black-Scholes-Merton pricing model, the Company determined the aggregate value of the Warrants to be approximately $600,000. This amount will be recognized over the one-year term of the consulting agreement. The Warrants have a cashless exercise feature. For the quarter ended September 30, 2018, the Company recognized approximately $145,000 in marketing expenses as a result of the Shilong Consulting Agreement.

2018
Risk-Free Interest Rate	2.69%
Expected Life (years)	5
Expected Volatility	467%
Expected Dividend Yield	0%

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

A summary of the Company’s warrant activity and related information for the three months ended September 30, 2018 is shown below:

	Warrants	Weighted Average Exercise Price
Outstanding, July 1, 2017	—	$—
Issued	3,000,000	0.15
Expired	—	—
Outstanding, September 30, 2018	3,000,000	0.15
Exercisable, September 30, 2018	3,000,000	$0.15

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2018 and 2017, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

Note 2. Notes Payable

On January 10, 2018, the Company entered into a loan agreement with Michael Wu, an unaffiliated third party, whereby Michael Wu agreed to provide a non-interest bearing unsecured loan in the amount of $70,000 to the Company with a maturity date of June 30, 2018. On June 30, 2018, the loan was extended to December 31, 2018. On November 7, 2018, the Company repaid such $70,000 loan.

Note 3.

Related Party Transactions

Currently, the Company uses the offices of Moregain Capital Group, Inc. its majority shareholder for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

On August 27, 2018 the Company and Moregain Capital Group, Inc., the Company’s majority shareholder, entered into a loan agreement, whereby Moregain Capital Group, Inc. agreed to provide a loan to the Company in the principal amount of $31,886 with 2.5% interest rate per annum and a maturity date of August 27, 2021.

On March 20, 2018, the Company entered into the Shilong Consulting Agreement. The Company’s former General Counsel and current CEO. is married to the President of Shilong Film Investment, Inc. In consideration for the consulting services, the Company issued Warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, exercisable for five years from the date of issuance at an exercise price of $0.15 per share. Using the Black-Scholes-Merton pricing model, the Company determined the aggregate value of the Warrants to be approximately $600,000. This amount will be recognized over the one-year term of the consulting agreement. The warrants have a cashless exercise feature. For the quarter ended September 30, 2018, the Company recognized approximately $145,000 in marketing expenses as a result of the consulting agreement.

Note 4. Subsequent events

As of October 18, 2018, our trading symbol on the OTC Markets changed from “ALAD” to “MGPC.”

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed financial statements and the notes to those financial statements appearing elsewhere in this Report.

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

As used in this Report, the "Company", "we," "us," and "our," refer to Aladdin International, Inc., as our company was formerly known as until September 18, 2018 and Moregain Pictures, Inc. after such date.

Overview

The Company was incorporated under the laws of the state of Minnesota on May 3, 1972 under the name Aladdin International, Inc. Since 2010, the Company was a franchisee of fast food restaurants in Milwaukee, Wisconsin until the franchised restaurants were sold in October 1998. Since June 2010, the Company has had insignificant operations and assets consisting solely of cash. As such, the Company is presently defined as a "shell" company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

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

On March 21, 2015, Billion Rewards Development Limited, a British Virgin Islands corporation (the “Sellers”), the majority shareholder of the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Moregain Capital Group LLC, a Nevada Limited Liability Company (the “Purchaser”), pursuant to which the Seller sold to the Purchaser, and the Purchaser purchased from the Seller, an aggregate of 6,270,512 shares of Common Stock of the Company (the “Shares”), which represent 87.33% of the issued and outstanding shares of Common Stock, par value $.001 per share for the purchase price of $180,000.

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

On March 20, 2018, the Company entered into certain consulting agreement (“the Agreement”) with Shilong Film Investment Inc., (“Shiling”), a California corporation that engages in film production investment in Hollywood, Hong Kong, ND China. Pursuant to the Agreement, Shilong agreed to provide the Company with strategy to promote growth, advisory service with respect to business development, marketing efforts to increase awareness for the Company’s corporate image. In considering for the services, the Company agreed to issue Shilong warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, exercisable for five (5) years from the date of issuance at an exercise price of $0.15 per share.

On March 23, 2018, Board of Directors of the Registrant approved “2018 Performance Boost Stock Option Plan” in order to retain and recruit certain selected employees, consultants, and directors. In the same day, stock options to purchase a total of 2,000,000 shares of common stock were granted to certain employees, consultants, and directors exercisable at $0.15 per share, the closing price on March 22, 2018, following a 5-year vesting schedule starting 12-months from the commencement date of March 23, 2018.

PLAN OF OPERATIONS

The Company intends to specialize in investing in Hollywood movies with a focus on films with an extraordinary cast and crew, exciting storylines, and high production quality. It prefers films that target global audiences and have a global distribution network.

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

The Company is majority owned by, Moregain Capital Group, Inc, a private equity investment and management company specializing in financing the healthcare, gambling and entertainment industries.

Our goal is to become a professional and comprehensive film company specializing in the investment, development, and distribution of blockbuster movies in Hollywood.

The Company hopes to cooperate with six major US production companies, focusing on the exchange of resources, complementing each other’s strengths, and building strong, supportive alliances. Headquartered in Los Angeles with immediate access to Hollywood, the Company will use creativity and innovation to maximize its advantages in order to support the success of investments and films. This includes exploring opportunities to acquire and hold film and television companies in Hollywood, China, Hong Kong, and other regions, while implementing in-depth reorganization to lead to a more globally successful industry.

RESULTS OF OPERATIONS

The following table provides selected interim condensed financial data about our company for the periods ended September 30, 2018 and the year ended June 30, 2018. For detailed financial information, see the interim condensed financial statements included elsewhere herein.

	September 30,	June 30,
Balance Sheet Data	2018	2018
Cash	$9,236	$18,593
Total assets	10,042	21,380
Total liabilities	158,499	105,894
Shareholders' deficit	(148,457)	(84,514)

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed financial statements included herein. Our unaudited operating results for the periods ended September 30, 2018 and 2017 are summarized as follows:

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

	Periods Ended
	September 30,
	2018	2017
Revenue	$—	$—
Operating Expenses	208,610	9,422
Net Loss	$(208,610)	$(9,422)

Revenues

We did not earn any revenues for the three months periods ended September 30, 2018. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Net Loss

Our net loss for the three months ended September 30, 2018 was $208,610 compared to the net loss of $9,420 for the three months ended September 30, 2017.

Expenses

Our operating expenses for the three month periods ended September 30, 2018 and 2017 (unaudited) are outlined in the table below:

	Periods Ended
	September 30,
	2018	2017
General and Administrative Expenses	$208,610	$9,422
Total Operating Expenses	$(208,610)	$(9,422)

Total operating expenses were comprised of general and administrative expenses which includes primarily amortization of the Warrants and legal, accounting and other professional services. General and administrative expenses  for the three months ended September 30, 2018 and September 30, 2017 were $208,610, and $9,422, which were comprised of $59,234 and $4,025, respectively, of  accounting expenses incurred in connection with the preparation of our financial statements, legal and other professional fees. The increase in our accounting and professional fees is associated with the increase in our business activities.

On March 20, 2018, the Company entered into a one-year consulting agreement with Shilong Film Investment, Inc. (“Shilong”) pursuant to which Shilong provides business development and marketing services to the Company. In consideration for such services, the Company issued five-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, at an exercise price of $0.15 per share. For the quarter ended September 30, 2018, the Company recognized approximately $145,000 in marketing expenses as a result of the consulting agreement.

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash on hand of $9,236. As of September 30, 2018, our accumulated deficit was $1,329,211. Our net loss for the three months ended September 30, 2018 was $208,610 compared to the net loss of $9,422 for the three months ended September 30, 2017. Our losses have principally been attributable to a lack of revenues while incurring operating expenses.

It is currently anticipated that the Company will require approximately $300,000 of working capital during the next 12 months to implement its business plan.

Net Cash used in Operating Activities

Net cash used in operating activities was $41,243 for the three months ended September 30, 2018 and resulted primarily from a net loss for the period of $208,610 adjusted for non-cash items totaling $144,806 and net changes in operating assets and liabilities of $22,561. Adjustments for non-cash items primarily consisted of amortization of warrant expense of $144,667 and depreciation of $139. The changes in operating assets and liabilities primarily consisted of increase in accounts payable and accrued expenses and decrease in prepaid expenses.

Net cash used in operating activities was $43,643 for the three months ended September 30, 2017 and resulted primarily from a net loss for the period of $9,420 adjusted for non-cash items totaling $138 and net changes in operating assets and liabilities of $34,361. Adjustments for non-cash items primarily consisted of depreciation of $138.  The changes in operating assets and liabilities primarily consisted of decrease in accounts payable and accrued expenses and decrease in prepaid expenses.

Net Cash provided by Financing Activities

Net cash provided by financing activities was $31,886 and zero for the three months ended September 30, 2018 and September 30, 2017, respectively. Net cash provided by financing activities for the three months ended September 30, 2018 was primarily the $31,886 proceeds from the loan from Moregain Capital Group, Inc.

Net Cash provided by Investment Activities

There was no cash provided by investment activities for the three months ended September 30, 2018 or September 30, 2017.

Going Concern

The Company has no business operations and has recurring losses, which raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has financed its operations primarily through the sale of stock and advances from Moregain Capital Group, Inc. There is no assurance that these advances will continue in the future, that we will be able to execute our business plan to identify and engage in a business combination or to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable.

As of September 30, 2018, there is substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with the U.S. GAAP, on the basis that the Company will continue as a going concern. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expanse ion of our business is dependent upon obtaining further financing. Our interim condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The preparation of these interim condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2018, filed on October 16, 2018 (“Annual Report”), we believe that the following accounting policies are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

The Company is a smaller reporting company and is not required to provide this information.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with US GAAP such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim condensed financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting. (1) The Company has inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. (3) The Company has a limited corporate governance structure. Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards: we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, some of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions. (4) Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process, (5) Due to the limited personnel in the management of the Company after the change of control, the internal controls were ineffective. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the quarter ended September 30, 2018. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company's financial statements in a future annual or interim period. Management is aware of these issues and is planning to implement more stringent controls in the future.

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

The Company is a smaller reporting company and is not required to provide this information.

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

MOREGAIN PICTURES, INC.

Date: November 19, 2018	By	/s/ Jesse Weiner
Name: Jesse Weiner
Title: Chief Executive Officer, Interim Chief Financial Officer, President, Treasurer, Secretary