Form 10-Q
period 2018-12-31
Moregain Pictures, Inc.
filed 2019-03-13
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

120 S Victory Blvd., Ste. 205, Burbank, CA 91502

(Address of principal executive offices) (Zip Code)

(626) 319-6216

(Registrant’s telephone number, including area code)

117 E. Huntington Drive, Arcadia, CA 91006

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No  ☐

As of March 13, 2019, there were 7,180,199 shares of the registrant’s common stock issued and outstanding, par value $0.001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

MOREGAIN PICTURES, INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2018	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,185	$18,593
Prepaid expenses	—	1,842
Total Current Assets	35,185	20,435

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $1,591 at December 31, 2018 and $1,314 at June 30, 2018	668	945
Total Fixed Assets	668	945

TOTAL ASSETS	$35,853	$21,380

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$22,024	$35,894
Accrued expense	24,415	—
Notes payable	—	70,000
Related party notes payable	151,886	—
Total Current Liabilities	198,325	105,894

TOTAL LIABILITIES	198,325	105,894

Stockholders' Deficit
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding at December 31, 2018 and June 30, 2018	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,180,199 issued and outstanding at December 31, 2018 and June 30, 2018	7,180	7,180
Additional paid-in capital	1,322,287	1,028,907
Accumulated deficit	(1,491,939)	(1,120,601)

TOTAL STOCKHOLDERS' DEFICIT	(162,472)	(84,514)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,853	$21,380

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

Operating Expense:
General and Administrative Expenses	161,945	18,379	370,555	27,802
Total Operating Expenses	(161,945)	(18,379)	(370,555)	(27,802)

Net Operating Loss	(161,945)	(18,379)	(370,555)	(27,802)

Other Expenses (income):
Interest expense (income)	783	—	783	(4)
Total Other Expenses (income)	783	—	783	(4)

Net Loss	$(162,728)	$(18,379)	$(371,338)	$(27,798)
Net Loss Per Share	$(0.02)	$(0.00)	$(0.05)	$(0.01)

Weighted Average Shares Outstanding	7,180,199	4,548,435	7,180,199	4,548,435

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(371,338)	$(27,798)
Adjustment to reconcile net cash used in operating activities
Amortization of warrant expense	289,334	—
Depreciation	277	277
Stock Based Compensation Expense	4,046	—
Changes in assets and liabilities
Accounts payable & accrued expenses	10,545	(24,052)
Prepaid expenses	1,842	(5,280)
Net Cash Used in Operating Activities	(65,294)	(56,853)

Cash Flows from Financing Activities:
Repayment of loan	(70,000)	—
Proceed from related party loan	151,886	—
Net Cash Provided by Financing Activities	81,886	—

Net decrease in Cash and Cash Equivalents	16,592	(56,853)

Cash and Cash Equivalents, Beginning of Period	18,593	59,529

Cash and Cash Equivalents, End of Period	$35,185	$2,676

Supplemental Disclosure of Non-Cash Transactions:
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Note 1. Summary of Accounting Policies, and Description of Business

The accompanying unaudited interim condensed financial statements of Moregain Pictures, Inc. (the “Company” or “Moregain”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2018 and December 31, 2017 and for the periods then ended have been made. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on October 16, 2018. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

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

Share Exchange Agreement

On December 19, 2018, Moregain Pictures, Inc. entered into a voluntary share exchange and merger transaction with Sceneries Entertainment Corp., doing business as Cinema Libre Studio, a California corporation (“CLS”) in which Moregain will acquire 100% of the outstanding shares of CLS. The Exchange Agreement is subject to certain conditions and events that have not occurred and as such, is still pending.

Related Party Debt – Non-Convertible Note

The Company occasionally obtains financing from related parties in the form of notes payable. The Company accounts for such notes following the guidance set forth in ASC 470, Debt, and ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) simplifying the Presentation of Debt Issuance Costs.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2018, 2018 and June 30, 2018, the Company had no cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

On March 20, 2018, the Company entered into a one-year consulting agreement (the “Shilong Consulting Agreement”) with Shilong Film Investment, Inc. for business development and marketing services.  In consideration for the services, the Company issued warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, exercisable for five years from the date of issuance, at an exercise price of $0.15 per share (the “Warrants”). Using the Black-Scholes-Merton pricing model, the Company determined the aggregate value of the Warrants to be approximately $600,000. This amount will be recognized over the one-year term of the consulting agreement. The Warrants have a cashless exercise feature. For the three months and six months ended December 31, 2018, the Company recognized approximately $145,000 and $290,000, respectively, in marketing expenses as a result of the Shilong Consulting Agreement.

2018
Risk-Free Interest Rate	2.69%
Expected Life (years)	5
Expected Volatility	467%
Expected Dividend Yield	0%

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

A summary of the Company’s warrant activity and related information for the six months ended December 31, 2018 is shown below:

	Warrants	Weighted Average Exercise Price
June 30, 2018	3,000,000	$0.15
Issued	—	—
Expired	—	—
Outstanding, December 31, 2018	3,000,000	0.15
Exercisable, December 31, 2018	3,000,000	$0.15

Stock Options

On March 23, 2018, Board of Directors of the Registrant approved “2018 Performance Boost Stock Option Plan” in order to retain and recruit certain selected employees, consultants, and directors.  In the same day, stock options to purchase a total of 1,930,000 shares of common stock options were granted to certain employees, consultants, and directors exercisable at $0.15 per share, the closing price on March 22, 2018, following a 5-year vesting schedule starting 12-months from the commencement date of March 23, 2018. As of December 31, 2018, 140,000 shares are still outstanding and 1,790,000 shares have been forfeited.  Using the Black-Scholes-Merton pricing model, the Company determined the aggregate value of the outstanding Stock Options to be approximately $21,000. This amount will be amortized over the 5-year vesting schedule. The amortization expense of those outstanding shares for three months ended December 31, 2018 is $4,046.

2018
Risk-Free Interest Rate	2.69%
Expected Life (years)	5
Expected Volatility	361%
Expected Dividend Yield	0%

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2018 and 2017, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

Note 2. Notes Payable

On January 10, 2018, the Company entered into a loan agreement with Michael Wu, an unaffiliated third party, whereby Michael Wu agreed to provide a non-interest-bearing unsecured loan in the amount of $70,000 to the Company with a maturity date of June 30, 2018. On June 30, 2018, the loan was extended to December 31, 2018. On November 7, 2018, the Company repaid such $70,000 loan.

Note 3.

Related Party Transactions

Currently, the Company uses the office of Moregain Capital Group, Inc. its major shareholder for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

On August 27, 2018 the Company and Moregain Capital Group, Inc., the Company’s majority shareholder, entered into a loan agreement, whereby Moregain Capital Group, Inc. agreed to provide a loan to the Company in the principal amount of $31,886 with 2.5% interest rate per annum and a maturity date of August 27, 2021. Moreover, on October 16, 2018 and November 2, 2018, Moregain Capital Group, Inc. loaned principal amount of $20,000 and $100,000, respectively to the Company with 2.5% interest rate per annum and a maturity date of August 27, 2021. The Company accrued for $783 interest expense as of December 31, 2018.

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

On March 20, 2018, the Company entered into the Shilong Consulting Agreement. The Company’s former General Counsel and current CEO is married to the President of Shilong Film Investment, Inc. In consideration for the consulting services, the Company issued Warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, exercisable for five years from the date of issuance at an exercise price of $0.15 per share. Using the Black-Scholes-Merton pricing model, the Company determined the aggregate value of the Warrants to be approximately $600,000. This amount will be recognized over the one-year term of the consulting agreement. The warrants have a cashless exercise feature. For the three and six months ended December 31, 2018, the Company recognized approximately $145,000 and $290,000, respectively, in marketing expenses as a result of the consulting agreement.

Note 4. Subsequent Events

On February 27, 2019, a former employee, Jesse Weiner submitted a court summons at Superior Court of California in Burbank and filed a lawsuit against Moregain Pictures, Inc. and Moregain Capital Group for breach of contract and wrongful termination seeking damages in the amount of $520,000. The lawsuit is in the early stages and the Company is unable to determine the probability of an unfavorable outcome or estimate any contingent loss from litigation. As such, no contingent liability has been recorded on the Company’s financial statements.

In February of 2019, former employees holding stock options referenced in Note 1 ceased to provide services to the Company but retained their options to purchase the Company's common stock. As the original vesting contained a service component contingency which is no longer required, the options are deemed fully vested at time of termination and the Company will recognize the remaining expense of $16,954 in Q3 of 2019, the period in which vesting occurred.

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

RESULTS OF OPERATIONS

The following table provides selected interim condensed financial data about our company for the periods ended December 31, 2018 and the year ended June 30, 2018. For detailed financial information, see the interim condensed financial statements included elsewhere herein.

	December 31,	June 30,
Balance Sheet Data	2018	2018
Cash	$35,185	$18,593
Total assets	35,853	21,380
Total liabilities	198,326	105,894
Shareholders' deficit	(162,473)	(84,514)

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed financial statements included herein. Our unaudited operating results for the periods ended December 31, 2018 and 2017 are summarized as follows:

For the three and six months ended December 31, 2018 compared to the three and six months ended December 31, 2017.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—
Operating Expenses	161,945	18,379	370,555	27,802
Net Operating Loss	(161,945)	(18,379)	(370,555)	(27,802)

Revenues

We did not earn any revenues for the three months and six-month periods ended December 31, 2018. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Net Operating Loss

Our net operating loss for the three months ended December 31, 2018 and 2017 was $157,899 and $18,379, respectively. In the six months ended December 31, 2018 and 2017, our net operating loss was $366,509 and $27,802, respectively.

Expenses

Our operating expenses for the three- and six-month periods ended December 31, 2018 and 2017 (unaudited) are outlined in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Operating Expenses	161,945	18,379	370,555	27,802
Net Operating Loss	(161,945)	(18,379)	(370,555)	(27,802)

Total operating expenses were comprised of general and administrative expenses which includes primarily amortization of the Warrants and legal, accounting and other professional services. General and administrative expenses for the three and six months ended December 31, 2018 were $161,945, and $370,555, which were comprised of $7,967 and $67,202, respectively, of  accounting expenses incurred in connection with the preparation of our financial statements, legal and other professional fees. The increase in our accounting and professional fees is associated with the increase in our business activities.

On March 20, 2018, the Company entered into a one-year consulting agreement with Shilong Film Investment, Inc. (“Shilong”) pursuant to which Shilong provides business development and marketing services to the Company. In consideration for such services, the Company issued five-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, at an exercise price of $0.15 per share. For the three and six months ended December 31, 2018, the Company recognized approximately $145,000 and $290,000, respectively, in marketing expenses as a result of the consulting agreement.

Liquidity and Capital Resources

As of December 31, 2018, the Company had cash on hand of $35,185. As of December 31, 2018, our accumulated deficit was $1,491,939. Our net loss for the six months ended December 31, 2018 was $371,338 compared to the net loss of $27,798 for the six months ended December 31, 2017. Our losses have principally been attributable to a lack of revenues while incurring operating expenses.

It is currently anticipated that the Company will require approximately $300,000 of working capital during the next 12 months to implement its business plan.

Net Cash used in Operating Activities

Net cash used in operating activities was $65,294 for the six months ended December 31, 2018 and resulted primarily from a net loss for the period of $371,338 adjusted for non-cash items totaling $293,657 and net changes in operating assets and liabilities of $12,387. Adjustments for non-cash items primarily consisted of amortization of warrant expense of $289,334, depreciation of $277, stock based compensation expense of $4,046. The changes in operating assets and liabilities primarily consisted of increase in accounts payable and accrued expenses and decrease in prepaid expenses.

Net cash used in operating activities was $56,853 for the six months ended December 31, 2017 and resulted primarily from a net loss for the period of $27,798 adjusted for non-cash items totaling $277 and net changes in operating assets and liabilities of $29,332. Adjustments for non-cash items primarily consisted of depreciation of $277.  The changes in operating assets and liabilities primarily consisted of decrease in accounts payable and accrued expenses and decrease in prepaid expenses.

Net Cash provided by Financing Activities

Net cash provided by financing activities was $81,886 and zero for the six months ended December 31, 2018 and December 31, 2017, respectively. Net cash provided by financing activities for the six months ended December 31, 2018 was primarily the $151,886 proceeds from the loan from Moregain Capital Group, Inc and offset by $70,000 payoff the loan to Michael Wu on November 7, 2018.

Net Cash provided by Investment Activities

There was no cash provided by investment activities for the six months ended December 31, 2018 or December 31, 2017.

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

As of December 31, 2018, there is substantial doubt about the Company's ability to continue as a going concern.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with US GAAP such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim condensed financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting. (1) The Company has inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. (3) The Company has a limited corporate governance structure. Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards: we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, some of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions. (4) Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process, (5) Due to the limited personnel in the management of the Company after the change of control, the internal controls were ineffective. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the quarter ended December 31, 2018. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company's financial statements in a future annual or interim period. Management is aware of these issues and is planning to implement more stringent controls in the future.

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the three months and six months ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

Exhibit Number	Description of Exhibit
31.01	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer	Filed herewith.
31.02	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer	Filed herewith.
32.01	Section 1350 Certification of principal executive officer	Filed herewith.
32.02	Section 1350 Certification of principal financial and accounting officer	Filed herewith.
101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOREGAIN PICTURES, INC.

Date: March 13, 2019	By	/s/ Qinghua Chen
Name: Qinghua Chen
Title: Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: March 13, 2019	By	/s/ Alexandra Yeung
Name: Alexandra Yeung
Title: Chief Financial Officer, Treasurer and Director (Principal Financial Officer)