Form 10-Q
period 2019-03-31
Moregain Pictures, Inc.
filed 2019-05-21
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

þ    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

o    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 20, 2019, there were 7,180,199 shares of the registrant’s common stock issued and outstanding, par value $0.001.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MOREGAIN PICTURES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,347	$18,593
Prepaid expenses	—	1,842
Total Current Assets	12,347	20,435

Fixed Assets:
Furniture and Equipment, net of accumulated depreciation of $1,730 at March 31, 2019 and $1,314 at June 30 , 2018	530	945
Total Fixed Assets	530	945

TOTAL ASSETS	$12,877	$21,380

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$22,024	$35,894
Accrued expense	44,894	—
Accrued payroll taxes	20,690	—
Notes payable	—	70,000
Related party notes payable	181,886	—
Total Current Liabilities	269,494	105,894

TOTAL LIABILITIES	269,494	105,894

Stockholders' Deficit
Preferred stock, $.001 par value 20,000,000 shares authorized, none issued and outstanding at March 31, 2019 and June 30, 2018	—	—
Common stock, $.001 par value 780,000,000 shares authorized, 7,180,199 issued and outstanding at March 31, 2019 and June 30, 2018	7,180	7,180
Additional paid-in capital	1,483,909	1,028,907
Accumulated deficit	(1,747,706)	(1,120,601)

TOTAL STOCKHOLDERS' DEFICIT	(256,617)	(84,514)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,877	$21,380

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Revenue	$—	$—	$—	$—

Operating Expense:
General and Administrative Expenses	255,766	33,142	626,322	60,944
Total Operating Expenses	(255,766)	(33,142)	(626,322)	(60,944)

Net Operating Loss	(255,766)	(33,142)	(626,322)	(60,944)

Other Expenses (income):
Interest expense (income)	—	—	783	(3)
Total Other Expenses (income)	—	—	783	(3)

Net Loss	$(255,766)	$(33,142)	$(627,105)	$(60,941)
Net Loss Per Share	$(0.02)	$(0.00)	$(0.05)	$(0.01)

Weighted Average Shares Outstanding	7,180,199	4,548,435	7,180,199	4,548,435

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(627,105)	$(60,941)
Adjustment to reconcile net cash used in operating activities
Amortization of warrant expense	434,001	16,000
Depreciation	415	415
Stock Based Compensation Expense	21,001	500
Changes in assets and liabilities
Accounts payable & accrued expenses	51,714	(28,402)
Prepaid expenses	1,842	(2,728)
Net Cash Used in Operating Activities	(118,132)	(75,156)

Cash Flows from Financing Activities:
Repayment of loan	(70,000)
Proceed from related party loan	181,886	70,000
Net Cash Provided by Financing Activities	111,886	—

Net decrease in Cash and Cash Equivalents	(6,246)	(5,156)

Cash and Cash Equivalents, Beginning of Period	18,593	59,529

Cash and Cash Equivalents, End of Period	$12,347	$54,373

Supplemental Disclosure of Non-Cash Transactions:
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.
CONDENSED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND COMPARATIVE NINE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

NINE MONTH ENDED MARCH 31, 2019

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at June 30, 2018	7,180,199	7,180	1,028,907	(1,120,601)	(84,514)

Stock-based compensation			21,001		21,001
Warrant amortization			434,001		434,001
Net loss (nine months ended)				(627,105)	(627,105)

Balance at March 31, 2019	7,180,199	7,180	1,483,909	(1,747,706)	(256,617)

THREE-MONTH ENDED MARCH 31, 2019

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2018	7,180,199	7,180	1,322,287	(1,491,939)	(162,472)

Stock-based compensation			16,954		16,954
Warrant amortization			144,667		144,667
Net loss (nine months ended)				(255,766)	(255,766)

Balance at March 31, 2019	7,180,199	7,180	1,483,909	(1,747,706)	(255,617)

NINE MONTH ENDED MARCH 31, 2018

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at June 30, 2017	7,180,199	7,180	862,907	(859,230)	10,857

Stock-based compensation			16,500		16,500
Warrant amortization					—
Net loss (nine months ended)				(60,941)	(60,941)

Balance at March 31, 2018	7,180,199	7,180	879,407	(920,171)	(33,584)

THREE-MONTH ENDED MARCH 31, 2018

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at December, 2017	7,180,199	7,180	862,907	(887,028)	(16,941)

Stock-based compensation			16,500		16,500
Warrant amortization			—		—
Net loss (nine months ended)				(33,143)	(33,143)

Balance at March 31, 2018	7,180,199	7,180	879,407	(920,171)	(33,584)

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

Note 1. Summary of Accounting Policies, and Description of Business

The accompanying unaudited interim condensed financial statements of Moregain Pictures, Inc. (the “Company” or “Moregain”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2019 and March 31, 2018 and for the periods then ended have been made. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on October 16, 2018. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At March 31, 2019, and June 30, 2018, the Company had no cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less. The Company has no cash equivalents as of March 31, 2019 and June 30, 2018.

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

On March 20, 2018, the Company entered into a one-year consulting agreement (the “Shilong Consulting Agreement”) with Shilong Film Investment, Inc. for business development and marketing services.  In consideration for the services, the Company issued warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, exercisable for five years from the date of issuance, at an exercise price of $0.15 per share (the “Warrants”). Using the Black-Scholes-Merton pricing model, the Company determined the aggregate value of the Warrants to be approximately $600,000. This amount will be recognized over the one-year term of the consulting agreement. The Warrants have a cashless exercise feature. For the three months and nine months ended March 31, 2019, the Company recognized approximately $145,000 and $434,001, respectively, in marketing expenses as a result of the Shilong Consulting Agreement.

2018
Risk-Free Interest Rate	2.69%
Expected Life (years)	5
Expected Volatility	467%
Expected Dividend Yield	0%

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

A summary of the Company’s warrant activity and related information for the nine months ended March 31, 2019 is shown below:

	Warrants	Weighted Average Exercise Price
June 30, 2018	3,000,000	$0.15
Issued	—	—
Expired	—	—
Outstanding, March 31, 2019	3,000,000	0.15
Exercisable, March 31, 2019	3,000,000	$0.15

Stock Options

On March 23, 2018, Board of Directors of the Registrant approved “2018 Performance Boost Stock Option Plan” in order to retain and recruit certain selected employees, consultants, and directors.  In the same day, stock options to purchase a total of 2,000,000 shares of common stock options were granted to certain employees, consultants, and directors exercisable at $0.15 per share, the closing price on March 22, 2018, following a 5-year vesting schedule starting 12-months from the commencement date of March 23, 2018.  Out of these 2,000,000 shares of stock options, only 1,930,000 have been issued.  As of March 31, 2019, 140,000 shares are still outstanding and 1,860,000 shares have been forfeited.  Using the Black-Scholes-Merton pricing model, the Company determined the aggregate value of the outstanding Stock Options to be approximately $21,000. During the period ended March 31, 2019, the employees holding stock option terminated employment and the options became fully vested.   The amortization expense related to the outstanding options for three and nine months ended March 31, 2019 is $16,954 and $21,001, respectively.

2018
Risk-Free Interest Rate	2.69%
Expected Life (years)	5
Expected Volatility	361%
Expected Dividend Yield	0%

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2018 and 2017, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

Note 2. Notes Payable

On January 10, 2018, the Company entered into a loan agreement with Michael Wu, an unaffiliated third party, whereby Michael Wu agreed to provide a non-interest-bearing unsecured loan in the amount of $70,000 to the Company with a maturity date of June 30, 2018. On June 30, 2018, the loan was extended to March 31, 2019. On November 7, 2018, the Company repaid such $70,000 loan.

Note 3.

Related Party Transactions

Currently, the Company uses the office of Moregain Capital Group, Inc. its major shareholder for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

On August 27, 2018 the Company and Moregain Capital Group, Inc., the Company’s majority shareholder, entered into a loan agreement, whereby Moregain Capital Group, Inc. agreed to provide a loan to the Company in the principal amount of $31,886 with 2.5% interest rate per annum and a maturity date of August 27, 2021.  Moreover, on October 16, 2018 and November 2, 2018, Moregain Capital Group, Inc. loaned principal amount of $20,000 and $100,000, respectively to the Company with 2.5% interest rate per annum and a maturity date of August 27, 2021.  The Company accrued for $783 interest expense as of March 31, 2019.

MOREGAIN PICTURES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

On March 20, 2018, the Company entered into the Shilong Consulting Agreement.  The Company’s former General Counsel and current CEO is married to the President of Shilong Film Investment, Inc. In consideration for the consulting services, the Company issued Warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, exercisable for five years from the date of issuance at an exercise price of $0.15 per share.  Using the Black-Scholes-Merton pricing model, the Company determined the aggregate value of the Warrants to be approximately $600,000. This amount will be recognized over the one-year term of the consulting agreement. The warrants have a cashless exercise feature. For the three and nine months ended March 31, 2019, the Company recognized approximately $145,000 and $434,001, respectively, in marketing expenses as a result of the consulting agreement.

Note 4. Commitments and Contingencies

Moregain Pictures, Inc. is currently a defendant in a lawsuit essentially alleging breach of contract and wrongful termination by a former employee, Jesse Weiner, seeking damages in the amount of $520,000.  The suit was filed on February 27, 2019 in the Superior Court of the State of California in the County of Los Angeles.  A first amended complaint was filed by Mr. Weiner on April 12, 2019.  The first amended complaint named Moregain Pictures, Inc. alongside seven other defendants.  As the lawsuit is in the early stages of litigation, no responsive pleading has been filed to date by any of the named defendants.  Likewise, as no discovery has been conducted in the case, it is too early to determine the probability of an unfavorable outcome or reasonably estimate the potential loss that may arise out of the lawsuit. As such, no contingent loss has been recorded on the balance sheet as of March 31, 2019.

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

RESULTS OF OPERATIONS

The following table provides selected interim condensed financial data about our company for the periods ended March 31, 2019 and the year ended June 30, 2018. For detailed financial information, see the interim condensed financial statements included elsewhere herein.

	March 31,	June 30,
Balance Sheet Data	2019	2018
Cash	$12,347	$18,593
Total assets	12,877	21,380
Total liabilities	269,494	105,894
Shareholders' deficit	(256,617)	(84,514)

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed financial statements included herein. Our unaudited operating results for the periods ended March 31, 2019 and 2018 are summarized as follows:

For the three and nine months ended March 31, 2019 compared to the three and nine months ended December 31, 2018.

	Three Months Ended March 31,		Nine Months Ended March, 31
	2019	2018	2019	2018

Revenue	$—	$—	$—	$—
Operating Expenses	255,766	33,142	626,321	60,944
Net Operating Loss	(255,766)	(33,142)	(626,321)	(60,944)

Revenues

We did not earn any revenues for the three months and nine-month periods ended March 31, 2019. We are presently in the development stage of our business and we can provide no assurance that we will begin earning revenues.

Net Operating Loss

Our net operating loss for the three months ended March 31, 2019 and 2018 was $255,766 and $33,142, respectively. In the nine months ended March 31, 2019 and 2018, our net operating loss was $627,105 and $60,941, respectively.

Expenses

Our operating expenses for the six- and nine-month periods ended March 31, 2019 and 2018 (unaudited) are outlined in the table below:

	Three Months Ended March 31		Nine Months Ended March 31
	2019	2018	2019	2018

Operating Expenses	255,766	33,142	626,322	60,944
Net Operating Loss	(255,766)	(33,142)	(626,322)	(60,944)

Total operating expenses were comprised of general and administrative expenses which includes primarily amortization of the Warrants and legal, accounting and other professional services. General and administrative expenses for the three and nine months ended March 31, 2019 were $370,556, and $626,321, which were comprised of $67,241 and $160,340, respectively, of accounting expenses incurred in connection with the preparation of our financial statements, legal and other professional fees. The increase in our accounting and professional fees is associated with the increase in our business activities.

On March 20, 2018, the Company entered into a one-year consulting agreement with Shilong Film Investment, Inc. (“Shilong”) pursuant to which Shilong provides business development and marketing services to the Company. In consideration for such services, the Company issued five-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock, at an exercise price of $0.15 per share. For the three and nine months ended March 31, 2019, the Company recognized approximately $145,000 and $434,001, respectively, in marketing expenses as a result of the consulting agreement.

Liquidity and Capital Resources

As of March 31, 2019, the Company had cash on hand of $12,347. As of March 31, 2019, our accumulated deficit was $1,747,706. Our net loss for the nine months ended March 31, 2019 was $627,105 compared to the net loss of $60,941 for the nine months ended March 31, 2018. Our losses have principally been attributable to a lack of revenues while incurring operating expenses.

It is currently anticipated that the Company will require approximately $300,000 of working capital during the next 12 months to implement its business plan.

Net Cash used in Operating Activities

Net cash used in operating activities was $118,132 for the nine months ended March 31, 2019 and resulted primarily from a net loss for the period of $627,105 adjusted for non-cash items totaling $455,417 and net changes in operating assets and liabilities of $53,556. Adjustments for non-cash items primarily consisted of amortization of warrant expense of $434,000, depreciation of $417, stock based compensation expense of $21,000. The changes in operating assets and liabilities primarily consisted of increase in accounts payable and accrued expenses and decrease in prepaid expenses.

Net cash used in operating activities was $75,156 for the nine months ended March 31, 2018 and resulted primarily from a net loss for the period of $60,941 adjusted for non-cash items totaling $416 and net changes in operating assets and liabilities of $61,357. Adjustments for non-cash items primarily consisted of depreciation of $416.  The changes in operating assets and liabilities primarily consisted of decrease in accounts payable and accrued expenses and decrease in prepaid expenses.

Net Cash provided by Financing Activities

Net cash provided by financing activities was $111,886 and zero for the nine months ended March 31, 2019 and December 31, 2018, respectively. Net cash provided by financing activities for the nine months ended March 31, 2019 was primarily the $181,886 proceeds from the loan from Moregain Capital Group, Inc and offset by $70,000 payoff the loan to Michael Wu on November 7, 2018.

Net Cash provided by Investment Activities

There was no cash provided by investment activities for the six months ended March 31, 2019 or March 31, 2018

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

As of March 31, 2019, there is substantial doubt about the Company's ability to continue as a going concern.

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

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with US GAAP such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim condensed financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting. (1) The Company has inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. (3) The Company has a limited corporate governance structure. Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards: we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, some of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions. (4) Certain internal controls were not fully operating and effective in a manner to effectively support the requirements of the financial reporting and period-end close process, (5) Due to the limited personnel in the management of the Company after the change of control, the internal controls were ineffective. Principally, this related to the controls and procedures surrounding the consistent completion, review and approval of key balance sheet account analyses and reconciliations. Material errors were corrected in the preparation of the financial statements for the quarter ended March 31, 2019. It is reasonably possible that, if not remediated, these control deficiencies could result in a material misstatement of the Company's financial statements in a future annual or interim period. Management is aware of these issues and is planning to implement more stringent controls in the future.

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the nine months ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is smaller reporting company is not required to provide the information.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

Exhibit
Number	Description of Exhibit

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer	Filed herewith.

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer	Filed herewith.

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOREGAIN PICTURES, INC.

Date: May 20, 2019	By	/s/ Qinghua Chen
Name: Qinghua Chen
Title: Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 20, 2019	By	/s/ Alexandra Yeung
Name: Alexandra Yeung
Title: Chief Financial Officer, Treasurer and Director (Principal Financia Officer)