Form 10-Q/A
period 2019-03-31
Moregain Pictures, Inc.
filed 2019-05-21
CIK 921560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

MOREGAIN PICTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(627,105)	$(60,941)
Adjustment to reconcile net cash used in operating activities
Amortization of warrant expense	434,001	16,000
Depreciation	415	415
Stock Based Compensation Expense	21,001	500
Changes in assets and liabilities
Accounts payable & accrued expenses	51,714	(28,402)
Prepaid expenses	1,842	(2,728)
Net Cash Used in Operating Activities	(118,132)	(75,156)

Cash Flows from Financing Activities:
Repayment of loan	(70,000)	—
Proceed from related party loan	181,886	70,000
Net Cash Provided by Financing Activities	111,886	70,000

Net decrease in Cash and Cash Equivalents	(6,246)	(5,156)

Cash and Cash Equivalents, Beginning of Period	18,593	59,529

Cash and Cash Equivalents, End of Period	$12,347	$54,373

Supplemental Disclosure of Non-Cash Transactions:
Interest paid	$—	$—

The accompanying notes are an integral part of the financial statements.

MOREGAIN PICTURES, INC.
CONDENSED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND COMPARATIVE NINE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

NINE MONTH ENDED MARCH 31, 2019

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at June 30, 2018	7,180,199	7,180	1,028,907	(1,120,601)	(84,514)

Stock-based compensation			21,001		21,001
Warrant amortization			434,001		434,001
Net loss (nine months ended)				(627,105)	(627,105)

Balance at March 31, 2019	7,180,199	7,180	1,483,909	(1,747,706)	(256,617)

THREE-MONTH ENDED MARCH 31, 2019

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2018	7,180,199	7,180	1,322,287	(1,491,939)	(162,472)

Stock-based compensation			16,954		16,954
Warrant amortization			144,667		144,667
Net loss (nine months ended)				(255,766)	(255,766)

Balance at March 31, 2019	7,180,199	7,180	1,483,909	(1,747,706)	(255,617)

NINE MONTH ENDED MARCH 31, 2018

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at June 30, 2017	7,180,199	7,180	862,907	(859,230)	10,857

Stock-based compensation			16,500		16,500
Warrant amortization					—
Net loss (nine months ended)				(60,941)	(60,941)

Balance at March 31, 2018	7,180,199	7,180	879,407	(920,171)	(33,584)

THREE-MONTH ENDED MARCH 31, 2018

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance at December, 2017	7,180,199	7,180	862,907	(887,029)	(16,942)

Stock-based compensation			16,500		16,500
Warrant amortization			—		—
Net loss (nine months ended)				(33,142)	(33,142)

Balance at March 31, 2018	7,180,199	7,180	879,407	(920,171)	(33,584)

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

Exhibit
Number	Description of Exhibit

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer	Filed herewith.

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer	Filed herewith.

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOREGAIN PICTURES, INC.

Date: May 21, 2019	By	/s/ Qinghua Chen
Name: Qinghua Chen
Title: Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 21, 2019	By	/s/ Alexandra Yeung
Name: Alexandra Yeung
Title: Chief Financial Officer, Treasurer and Director (Principal Financia Officer)